Form 10-Q
period 1996-03-31
MNB BANCSHARES INC
filed 1996-05-13
CIK 891284

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-Q


X			QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996

OR

			TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from ________ to ________

Commission File Number 0-20878


MNB BANCSHARES, INC.
(Exact name of Registrant as specified in its charter)



Delaware         			                        48-1120026
(State or other jurisdiction				  (I.R.S. Employer Identification Number)
of incorporation or organization)


800 Poyntz Avenue, Manhattan, Kansas        66502
(Address of principal executive offices)   (Zip Code)

(913) 537-2298
(Registrant's telephone number, including area code)



	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

	Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: As of May 6, 1996, the Registrant had outstanding 576,514 shares of its common stock, $.01 par value per share.

MNB BANCSHARES, INC.
Form 10-Q Quarterly Report

Table of Contents



PART I

											Page Number

Item 1.	Financial Statements and Related Notes	1 - 4
Item 2.	Management's Discussion and Analysis of Financial
	  Condition and Results of Operations	5 - 8


PART II

Item 1.	Legal Proceedings	9
Item 2.	Changes in Securities	9
Item 3.	Defaults Upon Senior Securities	9
Item 4.	Submission of Matters to a Vote of
	  Security Holders	9
Item 5.	Other Information	9
Item 6.	Exhibits and Reports on Form 8-K	9


Form 10-Q Signature Page	10

MNB BANCSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
                             March 31,            December 31,
                             1996                 1995
ASSETS                       (Unaudited)
Cash and cash equivalents:
  Cash                       $988,774             $2,136,418
  Interest-bearing deposits
  in other financial
  institutions                790,419                787,599

     Total cash and cash
      equivalents           1,779,193              2,924,017

Investment securities:
  Held-to-maturity at
   amortized cost          13,286,710              16,403,035
  (estimated fair value
   of $13,322,000 and
   $16,495,000 respectively)
  Available-for-sale at
  estimated fair value     18,679,375              15,925,916
Loans, net                 64,678,716              62,582,264
Premises and equipment,
 net                        1,356,502               1,384,052
Other assets                2,025,239               1,965,652

     Total assets        $101,805,735            $101,184,936

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                $85,215,226             $86,399,443
  Federal funds purchased           0                 325,000
  Other borrowings          4,755,914               2,555,915
  Accrued expenses, taxes
   and other liabilities      963,702               1,094,329
     Total liabilities     90,934,842              90,374,687

Stockholders' equity:
  Common stock, $.01 par,
   600,000 shares authorized,
   576,514 shares issued and
   outstanding                 5,765                    5,765
  Additional paid in
   capital                 5,726,704                5,726,704
  Retained earnings        5,548,609                5,410,733
  Unrealized gain (loss)
   on investment securities
    available-for-sale,
    net of tax               (54,270)                  22,962
  Unearned employee benefits (355,915)               (355,915)
     Total stockholders'
      equity               10,870,893              10,810,249

     Total liabilities and
      stockholders'
      equity             $101,805,735            $101,184,936

See accompanying notes to condensed consolidated financial statements.

MNB BANCSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
                        Pro-Forma
                        For the Three Months      For the Three Months
                        Ended March 31,           Ended March 31,
                        1995 (Note 3)             1996          1995
Interest income:
 Loans                  $1,347,470                $1,418,244    $1,090,667
 Investment securities     386,416                   444,689       303,341
 Other                      34,238                    56,667         7,427
  Total interest income  1,768,124                 1,919,600     1,401,435

Interest expense:
 Deposits                  861,288                   983,474       685,154
 Borrowed funds             66,208                    45,046        66,208
  Total interest expense   927,496                 1,028,520       751,362

  Net interest income      840,628                   891,080       650,073

Provision for loan losses    3,750                         0        15,000

  Net interest income after
   provision for loan
   losses                  836,878                   891,080       635,073

Noninterest income:
 Fees and service
  charges                   94,046                   116,660        67,143
 Gains on sale of loans      5,737                    18,219         5,737
 Other                      41,689                     3,908         9,716
  Total noninterest income 141,472                   138,787        82,596

Noninterest expense:
 Compensation and
  benefits                 302,500                   301,399       217,535
 Occupancy and equipment    83,018                    95,925        65,055
 Federal deposit insurance
  premiums                  47,165                    39,282        36,702
 Data processing            29,453                    23,800        23,426
 Amortization               26,995                    29,597             0
 Advertising                22,505                    21,453        21,496
 Professional Fees          28,092                    50,009        24,143
 Stationery, printing and
  office supplies           18,669                    41,349        11,610
 Other                     140,774                   132,997       109,038
  Total noninterest
   expense                 699,171                   735,811       509,005

   Earnings before income
    taxes                  279,179                   294,056       208,664

Income tax expense          99,681                   120,147        72,582

  Net earnings            $179,498                  $173,909      $136,082

Net earnings per share       $0.30                     $0.29         $0.26

Dividends per share          $0.06                     $0.06         $0.06

Average common and common
 equivalent shares
  outstanding              591,191                   595,490       527,435

See accompanying notes to condensed consolidated financial statements.

MNB BANCSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                               For the Three Months Ended March 31,
                               1996                    1995
Net cash provided by operating
 activities                    $  72,148                $370,037

INVESTING ACTIVITIES
 Net increase in loans         (2,090,734)              (162,309)
 Maturities and prepayments
  of investments held to
   maturity                     3,108,343              2,369,003
 Purchase of investment held
  to maturity                    (242,465)            (1,230,098)
 Maturities and prepayments of
  investments available for
   sale                           735,266                  9,091
 Purchase of investments
  available for sale           (3,860,341)            (2,451,485)
 Proceeds from sale of
  investment securities
   available for sale             499,063                      0
 Purchases of equipment and
  building improvements           (20,854)               (18,208)

   Net cash used in investing
    activities                 (1,871,722)             (1,484,006)

FINANCING ACTIVITIES
 FHLB advances (repayment) and
  federal funds purchased
  (net)                         1,875,000               (3,500,000)
 Net increase (decrease)
  in deposits                  (1,184,217)               4,397,319
 Cash dividends paid on common
  stock                           (36,033)                 (30,525)
   Net cash provided by
    financing activities          654,750                  866,794
  Net (decrease) in cash and
   cash equivalents            (1,144,824)                (247,175)
 Cash and cash equivalents at
  beginning of period           2,924,017                1,611,229
 Cash and cash equivalents at
  end of period                $1,779,193               $1,364,054

 Supplemental disclosure of cash flow information:

 Cash paid during period for
  interest                     $1,213,000                 $743,000
 Cash paid during period for
  taxes                           $64,213                   $5,154

See accompanying notes to condensed consolidated financial statements.

MNB BANCSHARES, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements


1.	Interim Financial Statements

	The condensed consolidated financial statements of MNB Bancshares, Inc. (the "Company") and subsidiary have been prepared in accordance with the instructions to Form 10-Q. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Form 10-K for the year ended December 31, 1995, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The December 31, 1995 condensed consolidated balance sheet has been derived from the audited balance sheet as of that date. The results of interim periods ended March
31, 1996 are not necessarily indicative of the results expected for the year ended December 31, 1996.

2.	Earnings Per Share

 Net earnings per share have been computed based on the average number of shares and common equivalent shares outstanding during the year.
All periods presented reflect retroactive adjustment of the 5% stock dividends declared by the Company on April 17, 1995 and April 18, 1994.

3.	Acquisition

	On April 1, 1995, the Company acquired Auburn Security Bancshares, Inc. ("Auburn"), and its wholly-owned subsidiary, Security State Bank.
Subsequently, Manhattan National Bank and Security State Bank were merged and renamed Security National Bank. Auburn had consolidated assets of approximately $20 million at the acquisition date. The Company acquired
100% of the outstanding common stock of Auburn for approximately $2 million. The purchase price, including related costs of acquisition, included cash of approximately $970,000 and 60,270 shares of the Company's common stock. The acquisition, which was accounted for as a purchase, resulted in a core deposit intangible asset and goodwill of approximately $461,000 and $512,000, respectively.

	The consolidated operating results of the Company for the three months ended March 31, 1996 and March 31, 1995, on a proforma basis as though the acquisition had occurred on January 1, 1995, would be as shown on the condensed consolidated statements of earnings.

MNB BANCSHARES, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



	General.  MNB Bancshares, Inc. (the "Company") is a one-bank holding company incorporated under the laws of the State of Delaware and is engaged in the banking business through its wholly-owned subsidiary, Security National Bank
(the "Bank").  The Company's results of operations depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities.
The Company's operations are also affected by non-interest income, such as service charges, loan fees and gain and losses from the sale of newly originated loans.  The Company's principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, federal deposit insurance costs, data processing expenses and provision for loan losses.

	On April 1, 1995, the Company acquired all of the issued and outstanding stock of Auburn Security Bancshares, Inc., a one-bank holding company which owned 99% of the outstanding stock of Security State Bank. Subsequent to the acquisition, the Company acquired all of the remaining stock of Security State Bank. Consolidated assets acquired in this transaction were approximately $20 million. This acquisition, which was accounted for using the purchase method of accounting, is reflected in the March 31, 1996 consolidated balance sheet and the consolidated statement of earnings compared to 1995. On December 31, 1995, the Company merged and consolidated Manhattan National Bank and Security State Bank, and the resulting institution was named Security National Bank. The home office for the Bank is Manhattan, Kansas, with a branch operating in Auburn, Kansas.

	Net earnings for the first three months of 1996 increased $37,827, or 27.8%, to $173,909 as compared to the first three months of 1995.  Net interest income increased $241,007 from $650,073, or 37.1%, to $891,080.  Fee and service charge income increased $49,517, or 73.7%, to $116,660.  Non interest expense increased $226,806 or 44.6% due primarily to the acquisition.
Additionally, one-time expenses due to the subsidiary consolidation and name change were approximately $50,000.  It is anticipated that expenses of approximately $30,000 will be incurred in the second quarter due to the consolidation.

	Interest Income. Interest income increased by $518,165, or 37.0%, to $1.9 million compared to $1.4 million for the first three months of 1995. This increase was due to an increase in interest on loans of 30.0%, or $327,577, and interest on investment securities of $141,348 to $444,689, or 46.6%.
While the acquisition contributed to the interest income increase, interest on loans was also higher due to loans which repriced at higher rates and interest earned on securities increased as securities matured and the proceeds were reinvested in higher-yielding securities. Interest income on other investments inreased $49,240 to $56,667. This increase was a result of funds being available for investment in short-term overnight interest bearing deposits and other short-term investments in 1996.

	Interest Expense. As compared to the same period a year earlier, interest expense during the first three months of 1996 increased by $277,158, or 36.9%, to $1.0 million due primarily to the acquisition. Interest expense on deposits increased $298,320, or 43.5% due to the acquisition and time deposits repricing at higher rates. Interest expense on borrowings, consisting of advances from the Federal Home Loan Bank of Topeka
(the "FHLB"), declined $21,162, or 32.0%, during this time period due to a lower level of borrowings.

	Provision for Loan Losses. No provision for loan losses was made during the first three months of 1996, as compared to $15,000 for the first three months of 1995. Management decided that an increased provision was prudent during 1995 as a result of discussions by the military regarding downsizing of the armed forces and the potential downsizing or closure of Fort Riley by the 1996 Base Realignment and Closure Commission. The downsizing which occurred did not have a materially adverse impact on the Company's portfolio or collateral values, therefore the provision was reduced during the third quarter of 1995. Beginning in 1996, it was decided that no provision was necessary due to the high quality of the portfolio. Management will continue to assess all of these factors on a quarterly basis and further changes in the provision will be made if circumstances warrant. The loan loss reserve at March 31, 1996 was $826,499, representing 1.3% of the gross loans outstanding and loans held for sale.

MNB BANCSHARES, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

	Noninterest Income.  Noninterest income increased $56,191, or 68.0%, for the first three months of 1996 to $138,787 compared to the same period in 1995.
This increase was due to an increase of 73.7% in fees and service charges from $67,143 to $116,660, of which $25,881 was attributable to the acquisition.  In addition, gains on sale of loans increased $12,482 to
$18,219, or 217.6%, as a result of increased loan originations.

	Noninterest Expense. Noninterest expense increased $226,806, or 44.6%, to $735,811 for the first three months of 1996 over the same period in 1995.
This large increase is due not only to the acquisition, but also to costs incurred as a result of the change of the name and the consolidation of the Bank subsidiaries. Stationery, printing, and office supplies increased
$29,739, or 256.1% as a direct result of this change, along with professional fees which increased 107.1% from $24,143 to $50,009. Occupancy and equipment expense increased $30,870 or 47.5% and compensation increased
38.6% to $301,399, both primarily as a result of the acquisition.
Amortization of $29,597 for goodwill and core deposit intangibles was a result of the purchase accounting method utilized in the acquisition. Other expenses increased from $109,038 to $132,997, or 22.0%, due to a number of factors, as well as the acquisition.

	Asset Quality and Distribution. The Company's total assets increased $.6 million to $101.8 million from December 31, 1995 to March 31, 1996. The Company's primary ongoing sources of funds are deposits, proceeds from principal and interest payments on loans and mortgage backed securities and proceeds from the sale of mortgage loans and mortgage backed securities.
While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition, and the restructuring of the financial services industry.

	The primary investing activities of the Company are the origination of mortgage, consumer, and commercial loans and the purchase of investment and mortgage backed securities. During the first three months of 1996, the Company originated mortgage loans in the amount of $8.4 million compared to $2.7 million during the first three months of 1995. Generally, the Company originates long term fixed rate residential mortgage loans for immediate sale and does not warehouse loans to speculate on interest rates. Efforts of management to diversify the loan portfolio have resulfted in the Company having originated consumer and commercial non-mortgage loans of $3.2 million during the first three months of 1996, compared to $1.5 million in 1995.

	Management believes that the quality of the loan portfolio continues to be strong as evidenced by the small number and amount of loans past due 30 days or more. As of March 31, 1996, four real estate loans were more than 30 days past due with a total balance of $159,568, which was 0.49% of total real estate loans outstanding. Four loans, totaling $79,832, were on non-accrual status as of March 31, 1996. With the exception of guaranteed student loans, six consumer loans totaling $41,305 were over 30 days past due as of March
31, 1996 and one loan with a balance of $308 was on non-accrual. No commercial loans were past due. At March 31, 1996, the Company had outstanding loan commitments of $7.0 million.

	During the three months ended March 31, 1996, the Company purchased securities to be held to maturity and available for sale in the amount of $4.1 million. These activities were funded primarily by

MNB BANCSHARES, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


maturing securities of $3.8 million, deposits, and proceeds from the sale of fixed rate mortgage loans totaling $1.5 million.

	Liability Distribution. Interest bearing liabilities at March 31, 1996 increased $.7 million from December 31, 1995 with deposits decreasing
$1.2 million and advances from the FHLB increasing $1.9 million over the same period.

	Checking and NOW accounts at the end of the first quarter of 1996 totaled $15.4 million, or 18.1% of deposits. Certificates of deposit decreased $2.3 million from $48.7 million at December 31, 1995 to $46.4 million at March 31, 1996. This decrease was the result of a public funds deposit of $2.5 million, which matured in February of 1996 and was not reinvested in the Bank. Money market funds have increased 27.6% from December 31, 1995 to $17.8 million from $13.9 million, and are 20.9% of total deposits.

	Liquidity. The Company's most liquid assets are cash and cash equivalents and investment securities available for sale. The level of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At March 31, 1996, and December 31, 1995 respectively, these liquid assets totaled $20.5 million and $18.8 million.
During periods in which the Company is not able to originate a sufficient amount of loans and/or periods of high principal prepayments, the Company increases its liquid assets by investing in short-term U.S. Government and agency securities.

	Liquidity management is both a daily and long-term function of management strategy. Excess funds are generally invested in short-term investments.
In the event the Company requires funds beyond its ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB or through sales of securities. At March 31, 1996, the Company had outstanding FHLB advances of $2.3 million and $2.1 million outstanding on its $7.9 million line of credit. Additionally, the Company has guaranteed a loan made to the Company's Employee Stock
Ownership Plan (the "ESOP") with an outstanding balance of $355,915 to fund the ESOP's purchase of shares in the Company's common stock offering in 1993.
The total borrowings by the Company were $4.8 million at March 31, 1996, compared to $2.9 million at December 31, 1995.

	Capital. The Federal Reserve Board has established capital requirements for bank holding companies which generally parallel the capital requirements for national banks under the Office of the Comptroller of the Currency (the "OCC") regulations. The regulations provide that such standards will generally be applied on a bank-only (rather than a consolidated) basis in the case of a bank holding company with less than $150 million in total consolidated assets, such as the Company. The Company's total capital of $10.9 million is, however, well in excess of the Federal Reserve Board's consolidated minimum capital requirements.

	At March 31, 1996, the Bank continued to maintain a sound Tier 1 capital ratio of 8.60% and a risk based capital ratio of 16.52%. As shown by the following table, the Bank's capital exceeded the minimum capital requirements (dollars in thousands):

                                    March 31, 1996
                          Amount         Percent        Required
Tier 1 Capital            $8,716         8.60%          3.00%
Risk Based Capital         9,376        16.52%          8.00%

MNB BANCSHARES, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements. The above ratios are well in excess of regulatory minimums and should allow the Company to operate without capital adequacy concerns. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a bank rating system based on the capital levels of banks. The Bank is rated "well capitalized", which is the highest rating available under this capital-based rating system.

MNB BANCSHARES, INC. AND SUBSIDIARY
PART II



ITEM 1.	LEGAL PROCEEDINGS.

		There are no material pending legal proceedings to which the Company or its subsidiary is a party other than ordinary routine litigation incidental to their respective businesses.


ITEM 2.	CHANGES IN SECURITIES.

		None


ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

		None


ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

		None


ITEM 5.	OTHER INFORMATION.

		None


ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

		A.  Exhibits

      Exhibit 27.  Financial Data Schedule

  B.  Reports on Form 8-K

      None.

SIGNATURES

  Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MNB Bancshares, Inc.
                                Registrant

May 13, 1996                    Patrick L. Alexander
Date                            Patrick L. Alexander
                                President and Chief Executive Officer

May 13, 1996                    Susan E. Roepke
Date                            Susan E. Roepke
                                Vice President, Secretary,Treasurer
                                 and Chief Financial Officer