Form 10-Q/A
period 1996-03-31
MNB BANCSHARES INC
filed 1996-06-24
CIK 891284

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-Q AMENDED


1			QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996

OR

0			TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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




SIGNATURES



	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

						MNB BANCSHARES, INC.



Date:  June 24, 1996				__________________________________
						Patrick L. Alexander
						President and Chief Executive Officer



Date:  June 24, 1996				__________________________________
						Susan E. Roepke
						Vice President, Secretary, Treasurer
						  and Chief Financial Officer