Form 10-Q
period 1996-06-30
MNB BANCSHARES INC
filed 1996-08-13
CIK 891284

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1996

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

(913) 565-2000
(Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: As of June 30, 1996, the Registrant had outstanding 576,514 shares of its common stock, $.01 par value per share.

MNB BANCSHARES, INC.
Form 10-Q Quarterly Report

Table of Contents



PART I

											Page Number

Item 1.		Financial Statements and Related Notes				   1 - 4
Item 2.		Management's Discussion and Analysis of Financial
     		  Condition and Results of Operations				      5 - 11


PART II

Item 1.		Legal Proceedings							                        12
Item 2.		Changes in Securities							                    12
Item 3.		Defaults Upon Senior Securities					            12
Item 4.		Submission of Matters to a Vote of
		       Security Holders	                    						     12
Item 5.		Other Information							                        13
Item 6.		Exhibits and Reports on Form 8-K					           13


       		Form 10-Q Signature Page             						     14

MNB BANCSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
                                   June 30,               December 31,
                                   1996                   1995
ASSETS                             (Unaudited)
Cash and cash equivalents:
Cash                              $1,909,259              $2,136,418
Interest-bearing deposits in other
financial institutions               200,000                 787,599
Total cash and cash equivalents    2,109,259               2,924,017
Investment securities:
Held-to-maturity at amortized
cost                              12,377,869              16,403,035
(estimated fair value of $12,371,000
and $16,495,000 respectively)

Available-for-sale at
estimated fair value              19,322,877              15,925,916
Loans, net                        65,400,165              62,582,264
Premises and equipment, net        1,389,856               1,384,052
Other assets                       2,019,747               1,965,652
Total assets                   $ 102,619,773           $ 101,184,936

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits                      $   84,608,215          $   86,399,443
Federal funds purchased                    -                 325,000
Other borrowings                   6,055,914               2,555,915
Accrued expenses,
taxes and other liabilities          957,010               1,094,329
Total liabilities                 91,621,139              90,374,687
Stockholders' equity:
Common stock, $.01 par,
600,000 shares authorized,
576,514 shares issued and
outstanding                            5,765                   5,765
Additional paid in capital         5,726,704               5,726,704
Retained earnings                  5,745,750               5,410,733
Unrealized gain (loss) on
investment securities available-
for-sale, net of tax                (123,670)                 22,962
Unearned employee benefits          (355,915)               (355,915)
Total stockholders' equity        10,998,634              10,810,249
Total liabilities and
stockholders' equity           $ 102,619,773           $ 101,184,936

See accompanying notes to condensed consolidated financial statements.

MNB BANCSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
                           Pro-Forma
                           For the Six Months For the Six Months
                           Ended June 30,     Ended June 30,
                           1995 (Note 3)      1996          1995

Interest income:
Loans                       $2,749,203         $2,852,419    $2,492,401
Investment securities          793,347            887,116       696,508
Other                           90,750             87,634        77,702
Total interest income        3,633,300          3,827,169     3,266,611
Interest expense:
Deposits                     1,814,161          1,917,295     1,638,027
Borrowed funds                 126,703            109,507       126,703
Total interest expense       1,940,864          2,026,802     1,764,730
Net interest income          1,692,436          1,800,367     1,501,881
Provision for loan losses       37,500               -           33,750
Net interest income after
provision for loan losses    1,654,936          1,800,367     1,468,131
Noninterest income:
Fees and service charges       201,344            259,956       174,441
Gains on sale of loans          34,867             27,252        34,867
Gain (loss) on sale
of investments                     -              (13,940)         -
Other                           48,301              6,562        16,328
Total noninterest income       284,512            279,830       225,636
Noninterest expense:
Compensation and benefits      592,222            609,786       507,257
Occupancy and equipment        163,642            183,094       145,679
Federal deposit
insurance premiums              95,218             78,564        84,754
Data processing                 56,647             65,229        50,619
Amortization                    54,343             57,097        27,348
Advertising                     38,532             35,908        37,522
Professional Fees               62,190             81,966        58,242
Stationery, printing and
office supplies                 36,953             61,928        29,895
Other                          258,755            288,629       227,019
Total noninterest expense    1,358,502          1,462,201     1,168,335

Earnings before income
taxes                          580,946            617,996       525,432

Income tax expense             230,678            209,126       203,580
Net earnings               $   350,268        $   408,870    $  321,852
Net earnings per share     $      0.59        $      0.69    $     0.57
Dividends per share        $    0.1250        $    0.1281    $   0.1250
Average common and common
equivalent shares outstanding  591,005            595,618       560,812

See accompanying notes to condensed consolidated financial statements.

MNB BANCSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                            For the Three Months
                            Ended June 30,
                            1996              1995
Interest income:
Loans                       $1,434,175        $1,401,733
Investment securities          442,426           406,931
Other                           30,968            56,512
Total interest income        1,907,569         1,865,176
Interest expense:
Deposits                       933,821           952,873
Borrowed funds                  64,461            60,495
Total interest expense         998,282         1,013,368
Net interest income            909,287           851,808
Provision for loan losses         -               18,750
Net interest income after
provision for loan losses      909,287           833,058
Noninterest income:
Fees and service charges       143,297           107,299
Gains on sale of loans           9,033            29,130
Gain (loss) on sale of
investment securities          (13,029)              -
Other                            1,742             6,612
Total noninterest income       141,043           143,041
Noninterest expense:
Compensation and benefits      308,387           289,722
Occupancy and equipment         87,169            80,624
Federal deposit
insurance premiums              39,282            48,053
Data processing                 41,429            27,194
Amortization                    27,500            27,348
Advertising                     14,456            16,027
Professional Fees               31,957            14,736
Stationery, printing and
office supplies                 20,579            10,132
Other                          155,632           145,495
Total noninterest expense      726,391           659,331
Earnings before income taxes   323,939           316,768
Income tax expense              88,978           130,998
Net earnings                  $234,961          $185,770
Net earnings per share        $   0.39          $   0.31
Dividends per share           $ 0.0656          $ 0.0625
Average common and common
equivalent shares outstanding  595,745           590,836

See accompanying notes to condensed consolidated financial statements.

MNB BANCSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   For the Three Months
                                   Ended June 30,
                                   1996           1995
Net cash provided by
operating activities               $  378,638       $  602,546
INVESTING ACTIVITIES
Net increase in loans              (2,803,292)        (186,620)
Maturities and prepayments of
investments held to maturity        4,012,148        4,895,719
Purchase of investment
held to maturity                     (242,465)      (2,340,098)
Maturities and prepayments of
investments available for sale      2,392,148        1,765,607
Purchase of investments
available for sale                 (8,799,063)      (4,247,505)
Proceeds from sale of
investment securities available
for sale                            3,013,058             -
Proceeds from sales of other
real estate                             -               50,871
Net cash received from Auburn
acquisition                             -              380,829
Purchases of equipment and
building improvements                 (75,850)         (86,801)
Net cash (used in) provided by
investing activities               (2,503,316)         232,002

FINANCING ACTIVITIES
FHLB advances                       2,975,000          900,000
Net increase (decrease)
in deposits                        (1,791,228)       1,063,119
Net increase in securities sold
under agreement to repurchase         200,000             -
Issuance of common stock under
stock option plan                        -                 520
Cash dividends paid on common stock   (73,852)         (66,952)
Net cash provided by
financing activities                1,309,920        1,896,687
Net increase (decrease) in cash
and cash  equivalents                (814,758)       2,731,235
Cash and cash equivalents at
beginning of period                 2,924,017        1,611,229
Cash and cash equivalents at
end of  period                     $2,109,259       $4,342,464

Supplemental disclosure of cash flow information
Cash paid during period
for interest                       $2,178,000       $1,671,000
Cash paid during period
for taxes                          $  286,000       $  158,000

See accompanying notes to condensed consolidated financial statements.

MNB BANCSHARES, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements



1.	Interim Financial Statements
	The condensed consolidated financial statements of MNB Bancshares, Inc. and subsidiary have been prepared in accordance with the instructions to Form
10-Q.  To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Annual Report on Form 10-K for the year ended
December 31, 1995, such information and footnotes have not been duplicated herein.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein.  The December 31, 1995 condensed consolidated balance sheet has been derived from the audited balance sheet as of that date.  The results of the period ended June 30, 1996 are not necessarily indicative of the results expected for the year ended
December 31, 1996.

2.	Earnings Per Share
Net earnings per share have been computed based on the average number of shares and common equivalent shares outstanding during the period. All periods presented reflect retroactive adjustment of the 5% stock dividends declared by the Company on April 17, 1995 and April 18, 1994.

3.	Acquisition
On April 1, 1995, the Company acquired Auburn Security Bancshares, Inc. ("Auburn"), and its wholly-owned subsidiary, Security State Bank. Subsequently, Manhattan National Bank and Security State Bank were merged and renamed Security National Bank. Auburn had consolidated assets of approximately $20 million at the acquisition date. The Company acquired 100% of the outstanding common stock of Auburn for approximately $2 million. The purchase price, including related costs of acquisition, included cash of approximately $975,000 and 60,270 shares of the Company's common stock.
The acquisition, which was accounted for as a purchase, resulted in a core deposit intangible asset and goodwill of approximately $461,000 and $512,000, respectively.

The consolidated operating results of the Company for the six months ended June 30, 1995, on a proforma basis as though the acquisition had occurred on January 1, 1995, are as shown on the condensed consolidated statements of earnings.

MNB BANCSHARES, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General. MNB Bancshares, Inc. (the "Company") is a bank holding company incorporated under the laws of the State of Delaware and is engaged in the banking business through its wholly-owned subsidiary, Security National Bank (the "Bank"). The Company's results of operations depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. The Company's operations are also affected by non-interest income, such as service charges, loan fees and gains and losses from the sale of newly originated loans. The Company's principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, federal deposit insurance, data processing, and provision for loan losses.

On April 1, 1995, the Company acquired all of the issued and outstanding stock of Auburn Security Bancshares, Inc., a one-bank holding company which owned 99% of the outstanding stock of Security State Bank. Subsequent to the acquisition, the Company acquired all of the remaining stock of Security State Bank. Consolidated assets acquired in this transaction were approximately $20 million. This acquisition, which was accounted for using the purchase method of accounting, is reflected in the June 30, 1996 consolidated balance sheet and the consolidated statement of earnings compared to 1995. On December 31, 1995, the Company merged and consolidated Manhattan National Bank and Security State Bank, and the resulting institution was named Security National Bank. The home office for the Bank is Manhattan, Kansas, with a branch operating in Auburn, Kansas.

Net earnings for the first six months of 1996 increased $87,018, or 27.0%, to $408,870 compared to $321,852 for the first six months of 1995. Net interest income, after provision for loan losses, increased $332,236 to $1,800,367, or 22.6%, and fees and service charges increased 49.0% to $259,956. Gains on sale of loans decreased 21.8%, or $7,615, to $27,252; and non-interest expense increased $293,866, or 25.2%, to $1,462,201. A major factor in the increase for the first six months of both net interest income and fees and service charges is due to the fact that operating results of Auburn are not reflected in the Company's results for the first quarter of the six month period ending June 30, 1995. The increase in non-interest expenses is also due substantially to this fact as well as to one-time expenses of approximately $80,000 associated with the subsidiary consolidation and change of name.

Net earnings for the second quarter of 1996 increased 26.5% to $234,961 in comparison to the same period in 1995. Net interest income, after provision for loan losses, showed an increase from $833,058 to $909,287, or 9.2%, during this period. Decreased gains on sale of loans of $20,097, losses on sale of investment securities available for sale of $13,029 and increased non-interest expense of $67,060 partially offset this increase.

MNB BANCSHARES, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Interest Income. Interest income increased by $560,558, or 17.2%, to $3.8 million during the first six months of 1996. This increase was the result of an increase in interest on loans of 14.4%, or $360,018 and interest on investment securities of $190,608 or 27.4%. The interest on loans is higher due to both an increase in average loans outstanding and loans repricing at higher rates. Interest earned on securities increased as securities matured and were reinvested in securities yielding higher interest rates. Interest income on other investments increased 12.8% to $87,634. This was a result of funds being available for investment in short-term overnight interest-bearing deposits and other shrt-term investments during the first quarter of 1996. Additionally, the results were impacted by the inclusion of Auburn's operating results for the entire six months ended June 30, 1996, as compared to only being included in the first three months of the six month period ending June 30, 1995. The impact of this is demonstrated in the pro-forma column of the Condensed Consolidated Statements of Earnings.

Interest income for the second quarter of 1996 increased by $42,393, or 2.3%, compared to the same period of 1995. Interest on loans and investment securities increased as loans increased and as loans repriced and maturing securities were reinvested at higher rates. Interest income on loans increased $32,442, or 2.3%, and investment securities increased $35,495, or 8.7%, to $442,426. Other interest income decreased $25,544, or 45.2%, because of a higher demand of funds for loans decreasing the funds available for investment in short-term overnight interest-bearing deposits.

Interest Expense.  Interest expense rose by $262,072, or 14.9%, to $2.0
million during the first six months of 1996.   This increase is due to
increases in interest rates paid on deposits and the acquisition of Auburn on April 1, 1995. Deposit interest expense increased from $1.6 million to $1.9 million or 17.1%. Interest expense on borrowings, consisting of securities sold under agreements to repurchase and advances from the Federal Home Loan Bank of Topeka (the "FHLB"), declined $17,196, or 13.6%, during the same time period, as these liabilities have been liquidated as they matured.

Interest expense for the second quarter of 1996 decreased 1.5% to $998,282 from $1,013,368 in 1995. Deposit interest expense decreased $19,052, or 2.0%, to $933,821. This was partially offset by an increase of $3,966, or 6.6%, on borrowings to $64,461. This increase was a result of borrowings on the Company's Federal Home Loan Bank (the "FHLB") line of credit to fund increased loan demand.

Provision for Loan Losses. No provision for loan losses was made during the first six months of 1996 as compared to $33,750 for 1995. Management determined that an increased provision was prudent during 1995 as a result of discussions by the Department of Defense regarding downsizing of the Armed Forces and the potential downsizing or

MNB BANCSHARES, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

closure of Fort Riley, which is located near Manhattan, Kansas, by the 1996 Base Realignment and Closure Commission. The downsizing of Fort Riley which occurred did not have a materially adverse impact on the Company's portfolio or collateral values, therefore the provision was reduced during the third quarter of 1995. Beginning in 1996, it was decided that no provision was necessary due to the quality and performance of the portfolio and an analysis of economic conditions. No provision was made during the second quarter of 1996 compared to a provision of $18,750 for 1995. Management will continue to assess all factors on a continuing basis and further changes in the provision will be made if circumstances warrant. The loan loss reserve at June 30, 1996 was $832,706, or 1.3% of the gross loans outstanding and loans held for sale.

Noninterest Income. Noninterest income increased $54,194, or 24.0%, for the first six months of 1996. An increase of 49.0% in fees and service charges from $174,441 to $259,956 was the result of the acquisition of Auburn and a restructuring of fees and service charges on deposit accounts. This was partially offset by a decrease in the gains on sale of loans of $7,615 from $34,867 to $27,252, or 21.8%, and a loss on sale of investment securities available for sale of $13,940 as the Company sought to reposition its portfolio and lengthen its maturities. Some lower-yield short term securities were sold and the proceeds reinvested in intermediate term securities. The analysis done on this transaction indicated that it will be income-neutral for 1996.

Noninterest income for the second quarter of 1996 remained flat at $141,043 compared to $143,041. Fees and service charges increased $35,998 or 33.6% to $143,297 due to the price restructuring of fees and service charges on deposit accounts. This increase was offset by decreased gains on sale of loans of 69.0% from $29,130 to $9,033. This decrease in gains on sale of loans was a result of a declining profit margin of loans sold to the secondary market as a result of increased competition and rising interest rates. Loss onsale of investment securities of $13,029 was incurred during this quarter as part of the repositioning of the securities portfolio previously mentioned.

Noninterest Expense. Noninterest expense increased 25.2% to $1,462,201 for the first six months of 1996. The inclusion of Auburn's operating results for the full six months of 1996 and several one-time expenses due to the consolidation of the two banks contributed substantially to this increase. The amortization of goodwill and core deposit intangibles related to the acquisition of Auburn increased $29,749, or 108.8%. Professional fees increased $23,724, or 40.7% to $81,966 along with an increase in stationery, printing and office supplies of $32,033, or 107.2% as a result of the change of name and the consolidation of the bank subsidiaries. Occupancy and equipment expense increased $37,415, or 25.7%, and data processing increased 28.9% to $65,229 as the acquisition was reflected for the entire six months ending June 30, 1996, and several one-

MNB BANCSHARES, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

time expenses were incurred during the conversion of the Auburn branch to the same data processing system as the main Manhattan facility. Other noninterest expense increased $61,610, or 27.1%, once again reflecting the acquisition.

Total noninterest expense increased 10.2% to $726,391 for the second quarter of 1996. Occupancy and equipment and data processing expenses increased $6,545 and $14,235, respectively, as a result of several one-time expenses incurred due to the conversion of the Auburn branch to the same data processing system as the Manhattan facility. Professional fees increased 116.9% to $31,957 compared to $14,736, as the Company used the services of a professional recruitment agency to obtain an additional commercial loan officer. Stationery, printing and office supplies increased to $20,579 compared to $10,132, or by 103.1%, as part of the consolidation expense. Other expenses increased 7.0% to $155,632.

Asset Quality and Distribution. The Company's total assets grew to $102.6 million at June 30, 1996 compared to $101.2 million at December 31, 1995. The Company's primary ongoing sources of funds are deposits, proceeds from principal and interest payments on loans and investment securities, and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition, and the restructuring of the financial services industry.

The primary investing activities of the Company are the origination of loans and the purchase of investment securities. During the first six months of 1996, the Company originated mortgage loans in the amount of $16.0 million compared to $8.4 million during the first six months of 1995. Generally, the Company originates fixed rate residential mortgage loans for immediate sale and does not warehouse loans to speculate on interest rates. During the first six months of 1996, the Company originated consumer and commercial non-mortgage loans of $5.7 million cmpared to $4.7 million during the same time period for 1995.

The quality of the loan portfolio continues to be strong as evidenced by the small number and amount of loans past due 30 days or more. As of June 30, 1996, six real estate loans were more than 30 days past due, with a total balance of $239,888, which was 0.4% of total loans outstanding.
Additionally, three residential mortgage loans totaling $60,182 were on non-accrual status as of June 30, 1996. Excluding guaranteed student loans, there were six consumer loans in the amount of $26,520, or 0.1% of the total loan portfolio, over 30 days past due and no commercial loans past due. At June 30, 1996, the

MNB BANCSHARES, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Company had outstanding loan commitments of $6.2 million. The Company believes sufficient funds will be available to meet existing loan commitments.

During the six months ended June 30, 1996, the Company purchased securities to be held to maturity in the amount of $.2 million and available for sale in the amount of $8.8 million. These activities were funded primarily by deposits, proceeds from the sale of fixed rate mortgage loans totaling $4.0 million and $3.0 million of securities being held as available for sale which were sold.

Liability Distribution. At June 30, 1996, total deposits and borrowings had a net increase of $1.4 million from December 31, 1995 with deposits decreasing $1.8 million. Other borrowings increased $3.5 million due to an increase in utilization of the line of credit with the FHLB for overnight borrowings.

Checking and NOW accounts at the end of the first six months of 1996 were 20.6% of deposits and totaled $17.4 million, compared to $17.8 million at December 31, 1995. Money market deposit accounts were 17.2% of the deposit portfolio and totaled $14.6 million, compared to $13.9 million at December 31, 1995. Certificates of deposit were $47.0 million, or 55.6% of the portfolio compared to $48.7 million, or 56.4% at December 31, 1995.

Liquidity. The Company's most liquid assets are cash and cash equivalents and investment securities available for sale. The level of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At June 30, 1996, and December 31, 1995, these liquid assets totaled $21.4 million and $18.8 million respectively. During periods in which the Company is not able to originate a sufficient amount of loans and/or periods of high principal prepayments, the Company increases its liquid assets by investing in short-term U.S. Government and agency securities.

Liquidity management is both a daily and long-term function of management's strategy. Excess funds are generally invested in short-term investments. In the event the Company requires funds beyond its ability to generate them internally, additional funds are available through the use of FHLB advances, a line of credit with the FHLB or through sales of securities. At June 30, 1996, the Company had outstanding FHLB advances of $2.3 million, $3.2 million outstanding on its $7.9 million line of credit with the FHLB, and $200,000 in repurchase agreements. Additionally, the Company has guaranteed a loan made to the Company's Employee Stock Ownership Plan (the "ESOP"), with an outstanding balance of $355,915 at June 30, 1996, to fund the ESOP's purchase of shares

MNB BANCSHARES, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)


in the Company's 1993 common stock offering. The total of these borrowings by the Company was approximately $6.1 million at June 30, 1996.

Capital. The Federal Reserve Board has established capital requirements for bank holding companies which generally parallel the capital requirements for national banks under the Office of the Comptroller of the Currency (the "OCC") regulations. The regulations provide that such standards will generally be applied on a bank-only basis (rather than a consolidated basis) in the case of a bank holding company with less than $150 million in total consolidated assets, such as the Company. The Company's total capital of $11.0 million is, however, well in excess of the Federal Reserve Board's consolidated capital requirements.

	At June 30, 1996, the Bank continued to maintain a sound Tier 1 capital ratio of 8.8% and a risk based capital ratio of 17.9%. As shown by the following table, the Bank's capital exceeded the minimum capital requirements: (dollars in thousands)

			                                  June 30, 1996

                      Amount	         Percent	            Required
Tier 1 Capital	       $8,950	          8.8%	               3.0%

Risk Based Capital	    9,623	         17.9%	               8.0%

Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements. The above ratios are well in excess of regulatory minimums and should allow the Company to operate without capital adequacy concerns. The Federal Deposit Insurance Corporation Improvement Act of 1991 established a bank rating system based on the capital levels of banks. The Bank is rated "well capitalized", which is the highest rating available under this capital-based rating system.

MNB BANCSHARES, INC. AND SUBSIDIARY
PART II

ITEM 1.	LEGAL PROCEEDINGS.

There are no material pending legal proceedings to which the Company or its subsidiary are a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 2.	CHANGES IN SECURITIES.

		None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

		None

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

On May 20, 1996, the annual meeting of stockholders was held. At the meeting, Patrick L. Alexander, Rolla W. Goodyear, and Jerry R. Pettle were elected to serve as Class I directors with terms expiring in 1999.
Continuing as Class II directors (term expires in 1997) are C. Clyde Jones, Dennis A. Mullin and Donald J. Wissman; and continuing as Class III directors (term expires in 1998) are Brent A. Bowman, Charles D. Green, and Vernon C. Larson. The stockholders approved the amendment to the Certificate of Incorporation increasing the number of authorized shares of the Company's Common Stock, $0.01 par value, from 600,000 to 1,500,000 shares and also ratified the appointment of KPMG Peat Marwick LLP as the Company's independent public accountants for the year ending December 31, 1996.

There were 576,514 issued and outstanding shares of Common Stock at the time of the annual meeting. The voting on the above-described at the annual meeting was as follows:

                          For                Withheld
Election of Directors
Patrick L. Alexander      441,103            275
Rolla W. Goodyear         441,103            275
Jerry R. Pettle           441,103            275

                             For     Not For Abstain Broker Non-Votes Total
Proposal to increase number
of authorized shares         423,013  15,477  3,439   3,831            445,760

MNB BANCSHARES, INC. AND SUBSIDIARY

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

A.	Exhibits
   Exhibit 27.  Financial Data Schedule

B.	Reports on Form 8-K
   None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         						MNB BANCSHARES, INC.



      Date:  August 7, 1996			/s/Patrick L. Alexander
                           						President and Chief Executive Officer



      Date:  August 7, 1996			/s/Susan E. Roepke
						                           Vice President, Secretary,
						                           Treasurer and Chief Financial Officer

INDEX TO EXHIBITS




EXHIBIT								                            SEQUENTIAL
NUMBER		       DESCRIPTION				             PAGE NUMBER

27			          Financial Data Schedule				 16