Form 10-Q
period 1996-09-30
MNB BANCSHARES INC
filed 1996-11-08
CIK 891284

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-Q


x		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996

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



	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

	Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: As of September 30, 1996, the Registrant had outstanding 605,215 shares of its common stock, $.01 par value per share.

MNB BANCSHARES, INC.
Form 10-Q Quarterly Report

Table of Contents



PART I

											Page
Number

Item 1.		Financial Statements and Related Notes				   1 - 5
Item 2.		Management's Discussion and Analysis of Financial
		  Condition and Results of Operations				   6-12


PART II

Item 1.		Legal Proceedings							     13
Item 2.		Changes in Securities							     13
Item 3.		Defaults Upon Senior Securities					     13
Item 4.		Submission of Matters to a Vote of
		  Security Holders							     13
Item 5.		Other Information							     13
Item 6.		Exhibits and Reports on Form 8-K					     13


		Form 10-Q Signature Page						     14

MNB BANCSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
                                   September 30,       December 31,
                                   1996                1995
                                   (Unaudited)
ASSETS
Cash and cash equivalents:
Cash                               $1,446,317          $2,136,418
Interest-bearing deposits in
other financial institutions          500,000             787,599
Total cash and cash equivalents     1,946,317           2,924,017
Investment securities:
Held-to-maturity at amortized cost 10,638,808          16,403,035
(estimated fair value of
$10,646,000and $16,495,000 respectively)

Available-for-sale at estimated
fair value                         20,035,412          15,925,916
Loans, net                         64,369,768          62,582,264
Premises and equipment, net         1,344,536           1,384,052
Other assets                        1,915,172           1,965,652
Total assets                     $100,250,013        $101,184,936

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits                          $85,768,576         $86,399,443

Federal funds purchased                    -              325,000
Other borrowings                    1,855,914           2,555,915

Accrued expenses, taxes and other
liabilities                         1,674,396           1,094,329

Total liabilities                  89,298,886          90,374,687

Stockholders' equity:
Common stock, $.01 par, 1,500,000
shares authorized,602,215 and
576,514 shares issued and outstanding
at September 30, 1996 and December
31, 1995, respectively.                 6,052               5,765

Additional paid in capital          6,321,016           5,726,704
Retained earnings                   5,088,761           5,410,733

Unrealized gain (loss) on
investment securities available
-for-sale, net of tax                (108,787)             22,962

Unearned employee benefits           (355,915)           (355,915)

Total stockholders' equity          10,951,127          10,810,249

Total liabilities and stockholders'
equity                            $100,250,013        $101,184,936

See accompanying notes to condensed consolidated financial statements.

MNB BANCSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
(UNAUDITED)
                       Pro-Forma
                       For the Nine Months   For the Nine Months
                       Ended September 30,   Ended September 30,
                       1995 (Note 3)         1996           1995
Interest income:
Loans                  $4,143,167            $4,292,649     $3,886,365
Investment securities   1,203,825             1,334,096      1,106,985
Other                     155,454               126,214        142,407
Total interest income   5,502,446             5,752,959      5,135,757

Interest expense:
Deposits                2,772,535             2,889,377      2,596,402
Borrowed funds            185,495               155,399        185,495
Total interest expense  2,958,030             3,044,776      2,781,897

Net interest income     2,544,416             2,708,183      2,353,860
Provision for loan
losses                     41,250                  -            37,500

Net interest income after
provision for loan
losses                  2,503,166             2,708,183      2,316,360

Noninterest income:
Fees and service
charges                   300,896               395,062         273,993

Gains on sale of loans     66,360                53,039          66,360

Loss on sale of
investments                   -                 (15,213)            -

Other                       53,131               27,262          21,158

Total noninterest income   420,387              460,150         361,511

Noninterest expense:
Compensation and benefits  902,891              919,651         819,726
Occupancy and equipment    250,452              281,777         232,489
Federal deposit insurance
premiums                   133,506              121,633         123,042
FDIC special assessment        -                449,000             -
Data processing             84,632               90,619          78,604
Amortization                81,692               84,597          54,697
Advertising                 56,744               48,167          55,735
Professional Fees          133,745              102,311         129,797
Stationery, printing and
office supplies             52,600               73,836          45,541
Other                      383,388              415,318         349,852
Total noninterest
expense                  2,079,650            2,586,909       1,889,483

Earnings before income
taxes                      843,903              581,424         788,388

Income tax expense         322,115              192,659         295,016

Net earnings              $521,788             $388,765        $493,372
Net earnings per share       $0.84                $0.62           $0.82
Dividends per share        $0.1875              $0.1937         $0.1875
Average common and common
equivalent shares
outstanding                620,783              624,985         600,766

See accompanying notes to condensed consolidated financial statements.

MNB BANCSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
                                 For the Three Months
                                 Ended September 30,
                                 1996                1995
Interest income:
Loans                            $1,440,229          $1,393,964
Investment securities               446,980             410,478
Other                                38,581              64,704
Total interest income             1,925,790           1,869,146
Interest expense:
Deposits                            972,082             958,374
Borrowed funds                       45,893              58,792
Total interest expense            1,017,975           1,017,166
Net interest income                 907,815             851,980
Provision for loan losses               -                 3,750
Net interest income after
provision for loan losses           907,815             848,230
Noninterest income:
Fees and service charges            135,106              99,552
Gains on sale of loans               25,787              31,493
Gain (loss) on sale of investment
securities                           (1,273)                -
Other                                20,701               4,830
Total noninterest income            180,321             135,875
Noninterest expense:
Compensation and benefits           309,865             312,469
Occupancy and equipment              98,682              86,810
Federal deposit insurance premiums   43,069              38,288
FDIC special assessment             449,000                 -
Data processing                      25,390              27,985
Amortization                         27,500              27,348
Advertising                          12,259              18,212
Professional Fees                    20,345              71,555
Stationery, printing and office
supplies                             11,908              15,646
Other                               126,690             122,834
Total noninterest expense         1,124,708             721,147
Earnings before income taxes        (36,572)            262,958
Income tax expense (benefit)        (16,467)             91,437
Net earnings (loss)                $(20,105)           $171,521
Net earnings (loss) per share        $(0.03)              $0.28
Dividends per share                 $0.0656             $0.0656
Average common and common
equivalent shares outstanding       625,192             622,230

See accompanying notes to condensed consolidated financial statements.

MNB BANCSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                        For the Nine Months
                                        Ended September 30,
                                        1996             1995
Net cash provided by operating
activities                              $1,240,602        $898,113
INVESTING ACTIVITIES
Net (increase) decrease in loans        (1,787,268)      1,242,247
Maturities and prepayments of
investments held to maturity             5,826,991       6,277,256
Purchase of investment held to maturity   (342,906)     (4,657,702)
Maturities and prepayments of
investments available for sale           3,472,785       4,749,024
Purchase of investments available
for sale                               (11,049,923)     (6,795,599)
Proceeds from sale of investment
securities available for sale            3,511,808             -
Proceeds from sales of other real
estate                                       5,279          90,972
Net cash received from Auburn acquisition      -           380,829
Purchases of equipment and building
improvements                               (83,063)        (95,137)
Net cash (used in) provided by investing
activities                                (446,297)       1,191,890

FINANCING ACTIVITIES
Net decrease of advances from FHLB      (1,225,000)      (4,000,000)
Net increase (decrease) in deposits       (630,867)       5,412,425
Net increase in securities sold
under agreement to repurchase              200,000             -
Issuance of common stock under
stock option plan                              -                520
Cash dividends paid on common stock       (116,138)        (102,985)
Net cash (used in) provided by
financing activities                    (1,772,005)       1,309,960
Net increase (decrease) in cash and
cash equivalents                          (977,700)       3,399,963
Cash and cash equivalents at beginning
of period                                2,924,017        1,611,229
Cash and cash equivalents at end
of period                               $1,946,317       $5,011,192

Supplemental disclosure of cash flow information:
Cash paid during period for interest    $3,195,000       $2,859,000

Cash paid during period for taxes         $384,000         $303,000

Supplemental disclosure of non-cash investing and financing activities:

Conversion of loans to real estate
owned:                                  $26,600.00          $     -

See accompanying notes to condensed consolidated financial statements.

MNB BANCSHARES, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements



1.	Interim Financial Statements
	The condensed consolidated financial statements of MNB Bancshares, Inc. and subsidiary have been prepared in accordance with the instructions to Form 10-Q.
To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31,
1995, such information and footnotes have not been duplicated herein.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein.  The December 31, 1995 condensed consolidated balance sheet has been derived from the audited balance sheet as of that date.  The results of the period ended September 30, 1996 are not necessarily indicative of the results expected for the year ended December
31, 1996.

2.	Earnings Per Share
Net earnings per share have been computed based on the average number of shares and common equivalent shares outstanding during the period. All periods presented reflect retroactive adjustment of the 5% stock dividends declared by the Company on August 12, 1996 and April 17, 1995.

3.	Acquisition
	On April 1, 1995, the Company acquired Auburn Security Bancshares, Inc. ("Auburn"), and its wholly-owned subsidiary, Security State Bank.
Subsequently, Manhattan National Bank and Security State Bank, the Company's wholly-owned subsidiaries, were merged and renamed Security National Bank. Auburn had consolidated assets of approximately $20 million at the acquisition date. The Company acquired 100% of the outstanding common stock of Auburn for approximately $2 million. The purchase price, including related costs of acquisition, included cash of approximately $970,000 and 60,270 shares of the Company's common stock. The acquisition, which was accounted for as a purchase, resulted in a core deposit intangible asset and goodwill of approximately $461,000 and $512,000, respectively.

The consolidated operating results of the Company for the nine months ended September 30, 1995, on a proforma basis as though the acquisition had occurred on January 1, 1995, are as shown on the condensed consolidated statements of earnings.

MNB BANCSHARES, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	General. MNB Bancshares, Inc. (the "Company") is a bank holding company incorporated under the laws of the State of Delaware and is engaged in the banking business through its wholly-owned subsidiary, Security National Bank (the "Bank"). The Company's results of operations depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. The Company's operations are also affected by non-interest income, such as service charges, loan fees and gains and losses from the sale of newly originated loans. The Company's principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, federal deposit insurance, data processing, and the provision for loan losses.

On April 1, 1995, the Company acquired all of the issued and outstanding stock of Auburn Security Bancshares, Inc., a one-bank holding company which owned 99% of the outstanding stock of Security State Bank, Auburn, Kansas. Subsequent to the acquisition, the Company acquired all of the remaining stock of Security State Bank. Consolidated assets acquired in this transaction were approximately $20 million. This acquisition, which was accounted for using the purchase method of accounting, is reflected in the September 30, 1996 consolidated balance sheet and the consolidated statement of earnings compared to 1995. On December 31, 1995, the Company merged and consolidated Manhattan National Bank and Security State Bank, and the resulting institution was named Security National Bank. The home office for the Bank is Manhattan, Kansas, with a branch operating in Auburn, Kansas.

Net earnings for the first nine months of 1996 decreased to $388,765 compared to $493,372 for the first nine months of 1995. This decrease is a result of an accrual of $449,000 which was made as an estimated amount of the Company's assessment to fund the Federal Deposit Insurance Corporation's (the "FDIC") recapitalization of the Savings Association Insurance Fund (the "SAIF") as mandated by the Omnibus Appropriations bill signed into law on September 30, 1996. Absent this accrual, earnings, net of tax, would have been $667,345, an increase of 35.3%, or $173,973 over the prior year. Net interest income after provision for loan losses increased $391,823, or 16.9%, to $2,708,183. Gains on sale of loans decreased 20.1%, or $13,321, to $53,039; and non-interest expense increased $697,426, or 36.9%, to $2,586,909. A major factor in the increase for the first nine months of both net interest income and fees and service charges is due to the fact that operating results of Auburn are not reflected in the Company's results for the first quarter of the nine month period ending September 30, 1995. The increase in non-interest expense is also due to this fact, along with one-time expenses of approximately $80,000 associated with the subsidiary consolidation and change of name, as well as to the FDIC special assessment.

MNB BANCSHARES, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net earnings for the third quarter of 1996 decreased 111.7%, or $191,626, to a loss of $20,105 in comparison to the same period in 1995. This was due to the accrual for the FDIC special assessment of $449,000. Absent this accrual, earnings, net of tax, would have been $258,475, an increase of $86,954, or 50.7%, over the prior year. Net interest income, after provision for loan losses, showed an increase from $848,230 to $907,815, or 7.0%, during this period. Total noninterest income increased $44,446, or 32.7%, due primarily to an increase of $35,554 in fees and service charges. Decreased gains on sale of loans of $5,706, losses on sale of investment securities available for sale of $1,273, and increased non-interest expenses due primarily to the FDIC special assessment offset these increases.

Interest Income. Interest income increased by $617,202, or 12.0%, to $5.8 million during the first nine months of 1996. This increase was the result of an increase in interest on loans of 10.5%, or $406,284, and interest on investment securities of $227,111, or 20.5%. Interest on loans was higher due to both an increase in average loans outstanding and loans repricing at higher rates. Interest earned on securities increased as securities matured and were reinvested in securities yielding higher interest rates. The results were impacted by the inclusion of Auburn's operating results for the entire nine months ended September 30, 1996, as compared to only six months' results being included in the nine month period ended September 30, 1995.

Interest income for the third quarter of 1996 increased by $56,644, or 3.0%, compared to the same period of 1995. Interest on loans and investment securities increased as the loan outstandings increased $2.8 million, or 4.7%, over the same quarter last year, loans repriced to higher interest rates, and the proceeds from maturing securities were reinvested in securities with higher rates. Interest income on loans increased
$46,265, to $1,440,229 from $1,393,964, or 3.3% and investment securities increased $36,502, or 8.9%, to $446,980. Other interest income decreased $26,123, or 40.4%, because higher loan demand decreased the funds available for investment in short-term overnight interest-bearing deposits.

Interest Expense.  Interest expense rose by $262,879, or 9.4% to $3.0 million
during the first nine months of 1996.   This increase was due in large part
to the acquisition of Auburn on April 1, 1995 and increases in interest rates paid on deposits. Deposit interest expense increased from $2.6 million to $2.9 million, or by 11.3%. Interest expense on borrowings, consisting of securities sold under agreements to repurchase and advances from the Federal Home Loan Bank of Topeka (the "FHLB"), declined $30,096, or 16.2% during this time period, as these liabilities have been liquidated as they matured.

Interest expense for the third quarter of 1996 remained at $1,017,975 compared to the third quarter of 1995 which was $1,017,166. Deposit interest expense increased

MNB BANCSHARES, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

$13,708, or 1.4%, to $972,082. This was offset by a decrease of $12,899 on borrowings to $45,893. This decrease was a result of liquidation of borrowings as they matured.

Provision for Loan Losses. No provision for loan losses was made during the first nine months of 1996 as compared to $37,500 for 1995. Management determined that an increased provision was prudent during 1995 as a result of discussions by the Department of Defense regarding downsizing of the Armed Forces and the potential downsizing or closure of Fort Riley, which is located near Manhattan, Kansas, by the 1995 Base Realignment and Closure Commission. The downsizing of Fort Riley which occurred did not have a materially adverse impact on the Company's portfolio or collateral values, therefore the provision was reduced during the third quarter of 1995. Beginning in 1996, it was decided that no provision was necessary due to the quality and performance of the portfolio and an analysis of economic conditions. No provision was made during the third quarter of 1996 compared to a provision of $3,750 for third quarter 1995. Management will continue to assess all factors on a continuing basis and further changes in the provision will be made if circumstances warrant. The loan loss reserve at September 30, 1996 was $811,653, or 1.2% of the gross loans outstanding and loans held for sale compared to 1.3% at December 31, 1995.

Noninterest Income. Noninterest income increased $98,639, or 27.3%, for the first nine months of 1996. An increase of $121,069, or 44.2%, in fees and service charges from $273,993 to $395,062 was the result of the acquisition of Auburn and a restructuring of fees and service charges on deposit accounts. This was partially offset by a decrease in the gains on sale of loans of $13,321 from $66,360 to $53,039, or 20.1%, and a loss on sale of investment securities available for sale of $15,213 as the Company sought to reposition its portfolio and lengthen its maturities. Some lower-yield, short-term securities were sold and the proceeds reinvested in intermediate securities. The analysis done on these transactions indicated that they will be income-neutral for 1996.

Noninterest income for the third quarter of 1996 compared to 1995 increased $44,446, or by 32.7%. Fees and service charges increased $35,554, or 35.7%, to $135,106, due to the previously mentioned restructuring of fees and service charges on deposit accounts. This increase was partially offset by decreased gains on sale of 18.1% from $31,493 to $25,787. This decrease in gains on sale of loans was a result of a declining profit margin of loans sold to the secondary market as a result of increased competition and rising interest rates. Loss on sale of investment securities of $1,273 was incurred during this quarter as part of the repositioning of the securities portfolio mentioned above. Increased other income of $15,871, from $4,830 to $20,701, is a result of increased income from early withdrawals of certificates of $6,524 from $888 to $7,412, and gross income from office building of $3,250 for rental of space in the Auburn facility.

MNB BANCSHARES, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Also increasing $6,529 was miscellaneous income as a result of funds received from a previous data processor as a pro-rata share of the sale of the company.

Noninterest Expense. Noninterest expense increased $697,426, or 36.9% to $2,586,909 for the first nine months of 1996. Of this increase, $449,000 was attributable to the accrual of the estimated FDIC special assessment. The inclusion of Auburn's operating results for the full nine months and several one-time expenses totaling approximately $80,000 due to the consolidation of the two banks also contributed substantially to this increase. The amortization of goodwill and core deposit intangibles related to the acquisition of Auburn increased $29,900, or 54.7%. Stationery, printing and office supplies increased $28,295, or 62.1%, as a result of the change of name and the consolidation of the bank subsidiaries. Occupancy and equipment expense increased $49,288, or 21.2%, and data processing increased 15.3% to $90,619 as the Auburn acquisition was reflected for the entire nine months ended September 30, 1996, and several one-time expenses were incurred during the conversion of the Auburn branch to the same data processing system as the main Manhattan facility. Other operating expense increased $65,466, or 18.7%, from $349,852 to $415,318, also reflecting the acquisition. Partially offsetting these increases were decreases in professional fees of $27,486, or 21.2%, from $129,797 to $102,311, and advertising of $7,568, or 13.6%, from
$55,735 to $48,167.

Total noninterest expense increased 56.0% to $1,124,708 for the third quarter of 1996. This was due to the estimated accrual of the FDIC special assessment of $449,000. Occupancy and equipment expense increased $11,872, or 13.7%, to $98,682. These were offset by decreases in professional fees from $71,555 to $20,345, or 71.6%, and stationery, printing and office supplies of $3,738, or 23.9%, to $11,908.

Asset Quality and Distribution. The Company's total assets decreased slightly to $100.3 million at September 30, 1996 compared $101.2 million at December 31, 1995. The Company's primary ongoing sources of funds are deposits, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition, and the restructuring of the financial services industry.

The primary investing activities of the Company are the origination of loans and the purchase of investment securities. During the first nine months of 1996, the Company originated mortgage loans in the amount of $23.6 million compared to $14.6 million during the first nine months of 1995. Generally, the Company originates fixed rate

MNB BANCSHARES, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

residential mortgage loans for immediate sale and does not warehouse loans to speculate on interest rates. During the first nine months of 1996, the Company originated consumer and commercial non-mortgage loans of $8.7 million compared to $4.5 million during the same time period for 1995.

The quality of the loan portfolio continued to be strong as evidenced by the small number and amount of loans past due 30 days or more. As of September 30, 1996, nine real estate loans were more than 30 days past due, with a total balance of $312,871, which was 0.5% of total loans outstanding. Additionally, three residential mortgage loans totaling $50,017 were on non-accrual status as of September 30, 1996. Excluding guaranteed student loans, there were four consumer loans in the amount of $14,123, or 0.02% of the portfolio over 30 days past due and one on non-accrual with a balance of $5,500. Additionally, two commercial loans totaling $62,290, or 0.1% of the total loan portfolio, were past due over 30 days. One SBA loan with a balance of $86,297 was on non-accrual. At September 30, 1996, the Company had outstanding loan commitments of $5.0 million. Management of the Company believes sufficient funds will be available to meet existing loan commitments.

During the nine months ended September 30, 1996, the Company purchased securities to be held to maturity in the amount of $.3 million and available for sale in the amount of $11.0 million. These purchases were funded primarily by deposits, proceeds from the sale of fixed rate mortgage loans totaling $6.9 million, and $3.5 million of securities being held as available for sale which either matured or were sold.

Liability Distribution. At September 30, 1996, total deposits and borrowings had a net decrease of $1.6 million from December 31, 1995 with deposits decreasing $.6 million and borrowings decreasing $1.0 million as FHLB advances were paid in full as they matured.

Checking and NOW accounts at the end of the first nine months of 1996 totaled $19.9 million, or 23.2% of deposits, compared to $17.8 million, or 20.6% of deposits at December 31, 1995. Money market deposit accounts were 15.6% of the portfolio and totaled $13.4 million, compared to $13.9 million and savings accounts totaled $5.3 million compared to $5.9 million at December 31, 1995. Certificates of deposit were $47.1 million, or 55.0% of the portfolio compared to $48.7 million, or 56.4% at December 31, 1995.

Liquidity. The Company's most liquid assets are cash and cash equivalents and investment securities available for sale. The level of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period.

MNB BANCSHARES, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

At September 30, 1996, and December 31, 1995, these liquid assets totaled $22.0 million and $18.8 million respectively. During periods in which the Company is not able to originate a sufficient amount of loans and/or periods of high principal prepayments, the Company increases its liquid assets by investing in short-term U.S. government and agency securities.

Liquidity management is both a daily and long-term function of management's strategy. Excess funds are generally invested in short-term investments.
In the event the Company requires funds beyond its ability to generate them internally, additional funds are available through the use of FHLB advances, a line of credit with the FHLB or through sales of securities. At September 30, 1996, the Company had outstanding FHLB advances of $1.3 million, no borrowings were outstanding on its $12 million line of credit with the FHLB, and $200,000 in repurchase agreements. Additionally, the Company has guaranteed a loan made to the Company's Employee Stock Ownership Plan (the "ESOP"), with an outstanding balance of $355,915 at September 30, 1996 to fund the ESOP's purchase of shares in the Company's 1993 common stock offering. The total of these borrowings by the Company was approximately $1.9 million at September 30, 1996.

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

At September 30, 1996, the Bank continued to maintain a sound Tier 1 capital ratio of 8.9% and a risk based capital ratio of 16.7%. As shown by the following table, the Company's capital exceeded the minimum capital requirements: (dollars in thousands)

                                  September 30, 1996

                           Amount    Percent	     Required
Tier 1 Capital	            $8,842     8.9%	        3.0%
Risk Based Capital	         9,504	   16.7%	        8.0%

MNB BANCSHARES, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements. The above ratios are well in excess of regulatory minimums and should allow the Company to operate without capital adequacy concerns. The Federal Deposit Insurance Corporation Act of 1991
established a bank rating system based on capital levels of banks.    The
Bank is rated "well capitalized", which is the highest rating available under this capital-based rating system.

Recent Regulatory Developments. On September 30, 1996, President Clinton signed into law the "Economic Growth and Regulatory Paperwork Reduction Act of 1996" (the "Regulatory Reduction Act"). Subtitle G of the Regulatory Reduction Act consists of the "Deposit Insurance Funds Act of 1996" (the "DIFA"). The DIFA provides for a one-time special assessment on each depository institution holding deposits subject to assessment by the FDIC for the Savings Association Insurance Fund (the "SAIF") in an amount which, in the aggregate, will increase the designated reserve ratio of the SAIF (i.e., the ratio of the insurance reserves of the SAIF to total SAIF-insured deposits) to 1.25% on October 1, 1996. Subject to certain exceptions, the special assessment is payable in full on November 27, 1996. As a SAIF-member, the Bank is subject to the special assessment.

Under the DIFA, the amount of the special assessment payable by an institution is to be determined on the basis of the amount of SAIF-assessable deposits held by the institution on March 31, 1995, or acquired by the institution after March 31, 1995 from another institution which held the deposits as of that date but is no longer in existence on November 27, 1996. The DIFA provides for a 20% discount in calculating the SAIF-assessable deposits of certain "Oaker" banks, (i.e., the Bank Insurance Fund ("BIF") member banks that hold deposits acquired from a SAIF member that are deemed to remain SAIF insured) and certain "Sasser" banks (i.e., banks that converted from thrift to bank charters but remain SAIF members.) Although the Bank is a "Sasser" bank, the Bank does not meet the requirements established in the DIFA to qualify for this 20% discount. The DIFA also exempts certain institutions from payment of the special assessment (including institutions that are undercapitalized or that would become undercapitalized as a result of payment of the special assessment), and allows an institution to pay the special assessment in two installments if there is a significant risk that by paying the special assessment in a lump sum, the institution or its holding company would be in default under or in violation of terms or conditions of debt obligations or preferred stock issued by the institution or its holding company and outstanding on September 13, 1995.

On October 8, 1996, the FDIC adopted a final regulation implementing the SAIF special assessment. In that regulation, the FDIC set the special assessment rate at 0.657% of SAIF-assessable deposits held on March 31, 1995. As a result of the special assessment, the Bank had taken a charge against earnings for the quarter ended September

MNB BANCSHARES, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

30, 1996, in the amount of $449,000. As discussed below, however, the recapitalization of the SAIF resulting from the special assessment should significantly reduce the Bank's ongoing deposit insurance expense.

In light of the recapitalization of the SAIF pursuant to the special assessment authorized by the DIFA, the FDIC, on October 8, 1996, issued a proposed rule that would reduce regular semi-annual SAIF assessments from the current range of 0.23%_0.31% of deposits to a range of 0%_0.27% of deposits. Under the proposal, the new rates would be effective October 1, 1996 for Oaker and Sasser banks, but would not take effect for other SAIF-assessable institutions until January 1, 1997. From October 1, 1996 through
December 31, 1996, SAIF-assessable institutions other than Oaker and Sasser banks would, under the proposal, be assessed at rates ranging from 0.18% to 0.27% of deposits, which represents the amount the FDIC calculates as necessary to cover the interest due for that period on outstanding obligations of the Financing Corporation (the "FICO"), discussed below. Because SAIF-assessable institutions have already been assessed at current rates (i.e., 0.23%_0.31% of deposits) for the semi-annual period ending December 31, 1996, the proposal contemplates that the FDIC will refund the amount collected from such institutions for the period from October 1, 1996 through December 31, 1996 which exceeds the amount due for that period under the reduced assessment schedule. Assuming the proposal is adopted as proposed, and assuming the Bank retains its current risk classification under the FDIC's risk-based assessment system, the deposit insurance assessments payable by the Bank will be reduced significantly, to the same level currently paid by the Bank's BIF-member competitors.

Prior to the enactment of the DIFA, a substantial amount of the SAIF assessment revenue was used to pay the interest due on bonds issued by the FICO, the entity created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. Pursuant to the DIFA, the interest due on outstanding FICO bonds will be covered by assessments against both SAIF and BIF member institutions beginning January 1, 1997. Between January 1, 1997 and
December 31, 1999, FICO assessments against BIF-member institutions cannot exceed 20% of the FICO assessments charged SAIF-member institutions. From January 1, 2000 until the FICO bonds mature in 2019, FICO assessments will be shared by all FDIC-insured institutions on a pro rata basis. The FDIC estimates that the FICO assessments for the period January 1, 1997 through December 31, 1999 will be approximately 0.013% of deposits for BIF members versus approximately 0.064% of deposits for SAIF members, and will be less than 0.025% of deposits thereafter.

The DIFA also provides for a merger of the BIF and the SAIF on January 1, 1999, provided there are no state or federally chartered, FDIC-insured savings associations existing on that date. To facilitate the merger of the BIF and the SAIF, the DIFA directs

MNB BANCSHARES, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

the Treasury Department to conduct a study on the development of a common charter and to submit a report, along with appropriate legislative recommendations, to the Congress by March 31, 1997.

In addition to the DIFA, the Regulatory Reduction Act includes a number of statutory changes designed to eliminate duplicative, redundant or unnecessary regulatory requirements. Among other things, the Regulatory Reduction Act establishes streamlined notice procedures for the commencement of new nonbanking activities by bank holding companies, eliminates the need for national banks to obtain OCC approval to establish an off-site ATM, excludes ATM closures and certain branch office relocations from the prior notice requirements applicable to branch closings and significantly expands the authority of well-capitalized and well-managed national banks to invest in office premises without prior regulatory approval. The Regulatory Reduction Act also clarifies the liability of a financial institution, when acting as a lender or in a fiduciary capacity, under the federal environmental clean-up laws. Although the full impact of the Regulatory Reduction Act on the operations of the Company and the Bank cannot be determined at this time, management believes that the legislation will reduce compliance costs to some extent and allow the Company and the Bank somewhat greater operating flexibility.

MNB BANCSHARES, INC. AND SUBSIDIARY
PART II



ITEM 1.	LEGAL PROCEEDINGS.

		There are no material pending legal proceedings to which the Company or its subsidiary are a party other than ordinary routine litigation incidental to their respective businesses.


ITEM 2.	CHANGES IN SECURITIES.

		None


ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

		None


ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

		None.

ITEM 5.	OTHER INFORMATION.

		None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

		A.	Exhibits
			Exhibit 27.  Financial Data Schedule

		B.	Reports on Form 8-4
			None.

SIGNATURES



	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

						MNB BANCSHARES, INC.



Date:  November 8, 1996
       /s/Patrick L. Alexander
						    President and Chief Executive Officer



Date:  November 8, 1996
						 /s/Susan E. Roepke
						    Vice President, Secretary,
						    Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT                    DESCRIPTION                  PAGE
NUMBER
27                         Financial Date Schedule      17