Form 10-K
period 1996-12-31
MNB BANCSHARES INC
filed 1997-03-27
CIK 891284

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 21549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934 (FEE
REQUIRED)
For fiscal year ended December 31, 1996
OR
TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For transition period from 		 to

Commission File Number 0-21878

MNB BANCSHARES, INC.
(Exact name of Registrant as specified in its charter)

Delaware			48-1121026
(State or other jurisdiction	(I.R.S. Employer Identification Number)
 of incorporation or organization)
800 Poyntz Avenue, Manhattan, Kansas	66502
(Address of principal executive offices)	(Zip Code)

(913) 565-2100
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
on which Registered	None
Title of Each Class	None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YesXNo ___
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this form 10-K. [ ]

The aggregate market value of voting common stock of Registrant held by non-affiliates as of March 17, 1997 was $7,044,220.* At March 17, 1997, the total number of shares of common stock outstanding was 608,839.

Documents incorporated by Reference:

Portions of the 1996 Annual Report to Stockholders for the fiscal year ended December 31, 1996, are incorporated by reference into Parts I and II hereof, to the extent indicated herein. Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 19,
1997, are incorporated by reference in Part III hereof, to the extent indicated herein.
*	Based on the last reported price of actual transactions in
Registrant's common stock on March 17, 1997, and reports of beneficial ownership prepared by all directors, executive officers and beneficial owners of more than 5% of the outstanding shares of common stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of common stock of Registrant.

MNB BANCSHARES, INC.

1996 Form 10-K Annual Report

Table of Contents

PART I

ITEM 1.	BUSINESS		  1

ITEM 2.	PROPERTIES		20

ITEM 3.	LEGAL PROCEEDINGS		20

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF
		SECURITY HOLDERS	20

ITEM 5.	MARKET FOR THE COMPANY'S COMMON STOCK
		AND  	RELATED STOCKHOLDER MATTERS	20

ITEM 6.	SELECTED FINANCIAL DATA		20

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
		FINANCIAL  CONDITION AND RESULTS OF
		OPERATIONS		20

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL
		DATA		21

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH
		ACCOUNTANTS ON ACCOUNTING AND
		FINANCIAL DISCLOSURE	21

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF
		THE REGISTRANT		21

ITEM 11.	EXECUTIVE COMPENSATION		22

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN
		BENEFICIAL OWNERSAND MANAGEMENT	22

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED
		TRANSACTIONS		22

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT
		SCHEDULES, AND REPORTS ON FORM 8-K	22

SIGNATURES			24



PART I.

ITEM 1.	BUSINESS

REGISTRANT AND ITS SUBSIDIARY

MNB Bancshares, Inc. (the "Company") is a bank holding company incorporated under the laws of the State of Delaware. Currently, the Company's business consists solely of the ownership of Security National Bank, Manhattan, Kansas (the "Bank").
The Bank is a wholly-owned subsidiary of the Company and is the successor-in-interest to
Manhattan National Bank, formerly Manhattan Federal Savings and Loan
Association
(the "Association"), which, on January 5, 1993, converted concurrently from a federal mutual savings association to a federal stock savings association (the "Stock Conversion") and from a federal stock savings association to a national bank (the "Bank
Conversion") (collectively, the "Conversion"). The Bank has no subsidiaries. The term
"Bank", as used in this Form 10-K, sometimes refers to the Association during the period prior to the Conversion.

	The Company was organized on August 27, 1992, at the direction of the Board of
Directors of the Association to acquire all of the stock issued by the Association upon consummation of the Stock Conversion. On January 5, 1993, in connection with the Stock Conversion, the Company issued and sold 462,875 shares of its common stock, par value $0.01 per share, in a Subscription and Community Offering to the Company's employee stock ownership plan, the Association's members and the general public. Total net proceeds of the Subscription and Community Offering, after Conversion expenses of approximately $600,000, were approximately $4 million. The Company utilized $2 million of the net proceeds to acquire all of the common stock, par value $1.00 per share, issued by the Association in connection with the Stock Conversion. The remaining net proceeds were then invested by the Company in interest bearing deposit accounts at the Bank and in other investment securities.

On April 1, 1995, the Company acquired all of the issued and outstanding stock of Auburn Security Bancshares, Inc. ("Auburn"), which had consolidated assets of approximately $20 million. The $2 million purchase price, including related costs of acquisition, included cash of approximately $970,000 and 60,720 shares of the Company's common stock. Auburn was a one-bank holding company which owned 99% of the outstanding stock of Security State Bank, Auburn, Kansas. Subsequent to the acquisition, the Company acquired all of the remaining stock of Security State Bank. On December 31, 1995, the Company merged and consolidated Manhattan
National Bank and Security State Bank into Security National Bank. In February, 1997, the Bank agreed to lease a facility at 6100 SW 21st Street in Topeka, Kansas. The Bank expects to commence operations of this branch facility in May, 1997.

	As a bank holding company, the Company is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Company is also subject to various reporting requirements of the Securities and Exchange Commission (the "SEC").

	Pursuant to the Conversion, the Bank succeeded to all of the assets and liabilities of the Association. The Association was organized as a Kansas-chartered mutual building and loan association in 1885, and converted to a federally chartered mutual savings and loan association in 1938. The Bank is principally engaged in the business of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to originate one-to-four family residential mortgage loans, multi-family, consumer and commercial loans, in the Bank's principal lending area, consisting primarily of Manhattan, Kansas and Auburn, Kansas and the surrounding communities in Riley, Pottawatomie, and Shawnee Counties in Kansas. Since Conversion, the Bank has focused on originating greater numbers and amounts of consumer, commercial, and agricultural loans. Additionally, greater emphasis has been placed on diversification of the deposit mix through expansion of core deposit accounts such as checking, savings, and money market accounts. The Bank has also diversified its geographical markets with the holding company acquisition of Auburn and the merger of the two banks.
	The results of operations of the Bank are dependent primarily upon net interest income and, to a lesser extent, upon other income derived from loan servicing fees and customer deposit services. Additional expenses of the Bank include general and administrative expenses such as salaries, employee benefits, federal deposit insurance premiums, occupancy and related expenses.

	Deposits of the Manhattan branch of the Bank are insured by the Savings Association Insurance Fund (the "SAIF") of the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum amount allowable under applicable federal laws and regulations. Deposits of the Auburn branch of the Bank are insured by the Bank Insurance Fund (the "BIF"). The Bank is regulated by the Office of the Comptroller of the Currency (the "OCC"), as the chartering authority for national banks, and the FDIC, as the administrator of the SAIF and the BIF. The Bank is also subject to regulation by the Federal Reserve Board with respect to reserves required to be maintained against deposits and certain other matters. The Bank is a member of the Federal Reserve Bank of Kansas City and the Federal Home Loan
Bank (the "FHLB") of Topeka.

	The Company's executive office is located at 800 Poyntz Avenue, Manhattan, Kansas 66502. Its telephone number is (913) 565-2000.

Market Area

	The Bank's home office is located at 800 Poyntz Avenue, Manhattan, Kansas, with a branch located at 1741 N. Washington, Auburn, Kansas. Manhattan is located in east central Kansas, approximately 45 miles west of Topeka, Kansas. Manhattan is the county seat and largest city in Riley County, Kansas. Over the past decade, Riley County has experienced population and household growth at an annual rate which is slightly higher than the growth rates for Kansas in general. Auburn is located ten miles southwest of Topeka, Kansas and in an area experiencing the growth and expansion of the metropolitan Topeka area.

	The Bank's primary deposit gathering and lending market consists of Riley, Pottawatomie, and Shawnee Counties, Kansas. Riley County's economy is significantly influenced by employment at Fort Riley Military
Base and Kansas State University, the second largest university in Kansas, which is located in Manhattan. Shawnee County's economy is strongly influenced by the City of Topeka, which is the state capital, and several major private firms and public institutions.

	Other sources of employment in the Manhattan branch's market area are derived from a variety of service, trade and manufacturing employers located in southern Riley County and western Pottawatomie County, including the Unified School District, the Kansas Farm Bureau and the
McCall Pattern Company. Northern Riley County and eastern Pottawatomie County are primarily rural, agricultural areas. Other sources of employment in the Auburn and Topeka market areas are numerous manufacturing, distribution, and retail centers located in Shawnee County. These include Goodyear Tire & Rubber; Blue Cross/Blue Shield; Volume Shoe
Corporation; the Menninger Foundation; and Washburn University. Others in the Topeka area include Frito-Lay, Inc.; Southwestern Bell Corporation; the Veteran's Administration; and Hill's Pet Food.

Competition

	The Bank faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits comes from commercial banks and other savings institutions located in its principal market areas of Riley, Pottawatomie, and Shawnee Counties in Kansas, including many large financial institutions which have greater financial and marketing resources available to them. The ability of the Bank to attract and retain deposits generally depends on its ability to provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities. The Bank competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers. Additionally, competition may increase as a result of the continuing reduction on restrictions on the interstate operations of financial institutions. Pursuant to federal legislation which took effect on
September 25, 1995, the Federal Reserve Board may allow a bank holding company to acquire banks located in any state in the United States without regard to geographic restrictions or reciprocity requirements imposed by state law, but subject to certain conditions, including certain deposit concentration limits. See "Supervision and Regulation - The Company - Investments and Activities." Further, pursuant to a federal statute which will take effect on
June 1, 1997, banks will be able to establish branch offices in other states.
See "Supervision and Regulation - The Bank -  Branching Authority."
Employees

	At December 31, 1996, the Bank had a total of 42 employees (37 full time equivalent employees). The Company has no direct employees.
Employees are provided with a comprehensive benefits program, including basic and major medical insurance, life and disability insurance, sick leave, an employee stock ownership plan and a 401(k) profit sharing plan. Employees are not represented by any union or collective bargaining group and the Bank considers its employee relations to be good.

SUPERVISION AND REGULATION

General

	Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities including, but not limited to, the
OCC, the Federal Reserve Board, the FDIC, the Internal Revenue Service and state taxing authorities and the SEC. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.
	Federal and state laws and regulations generally applicable to financial institutions, such as the Company and the Bank, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

	The following references to material statutes and regulations affecting the Company and its subsidiaries are brief summaries thereof and do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business of the Company and the Bank. Recent Regulatory Developments

	On September 30, 1996, President Clinton signed into law the "Economic Growth and Regulatory Paperwork Reduction Act of 1996" (the "Regulatory Reduction Act"). Subtitle G of the Regulatory Reduction Act consists of the "Deposit Insurance Funds Act of 1996" (the "DIFA"). The DIFA provides for a one-time special assessment on each depository institution holding deposits subject to assessment by the FDIC for the SAIF in an amount which, in the aggregate, will increase the designated reserve ratio of the SAIF (i.e., the ratio of the insurance reserves of the SAIF to total SAIF-insured deposits) to 1.25% on October 1, 1996. Subject to certain exceptions, the special assessment was payable in full on November 27, 1996. The Bank holds SAIF-assessable deposits acquired from the Association.
Thus, the Bank was subject to the special assessment with respect to those deposits.

	Under the DIFA, the amount of the special assessment payable by an institution was determined on the basis of the amount of SAIF-assessable deposits held by the institution on March 31, 1995, or acquired by the institution after March 31, 1995 from another institution which held the deposits on March 31, 1995, but was no longer in existence on November 27, 1996. The DIFA provides for a 20% discount in calculating the SAIF-assessable deposits of certain "Oakar" banks (i.e., BIF member banks that hold deposits acquired from a SAIF member that remain SAIF insured) and certain "Sasser" banks (i.e., institutions that converted from thrift to bank charters but remain SAIF members). The FDIC determined that the Bank qualified for the 20% discount provided by the DIFA for "Oakar" banks. The DIFA also exempts certain institutions from payment of the special assessment (including institutions that are undercapitalized or that would become undercapitalized as a result of payment of the special assessment), and allows an institution to pay the special assessment in two installments if there is a significant risk that by paying the special assessment in a lump sum, the institution or its holding company would be in default under or in violation of terms or conditions of debt obligations or preferred stock issued by the institution or its holding company and outstanding on September 13, 1995.

	On October 8, 1996, the FDIC adopted a final regulation implementing the SAIF special assessment. In that regulation, the FDIC set the special assessment rate at 0.657% of SAIF-assessable deposits held on March 31, 1995. The amount of the special assessment paid by the Bank was $449,000, the full amount of which was recorded as a charge against earnings for the quarter ended September 30, 1996. As discussed below, however, the recapitalization of the SAIF resulting from the special assessment should significantly reduce the Bank's ongoing deposit insurance expense.

	In light of the recapitalization of the SAIF pursuant to the special assessment authorized by the DIFA, the FDIC, on December 11, 1996, took action to reduce regular semi-annual SAIF assessments from the range of 0.23% - 0.31% of deposits to a range of 0% - 0.27% of deposits. The new rates were effective October 1, 1996 for Oakar and Sasser banks, but did not take effect for other SAIF-assessable institutions until January 1, 1997. From
October 1, 1996 through December 31, 1996, assessments payable by SAIF-assessable institutions other than Oakar and Sasser banks ranged from 0.18% to 0.27% of deposits, which represents the amount the FDIC calculates as necessary to cover the interest due for that period on outstanding obligations of the Financing Corporation (the "FICO"), discussed below. Because SAIF-assessable institutions were previously assessed at higher rates (i.e., 0.23% -
0.31% of deposits) for the semi-annual period ending December 31, 1996, the FDIC will refund or credit back the amount collected from such institutions for the period from October 1, 1996 through December 31, 1996 which exceeds the amount due for that period under the reduced assessment schedule. As a result of the FDIC's action, the deposit insurance assessments payable by the Bank with respect to its SAIF-assessable deposits have been reduced substantially, to the same levels paid by the Bank with respect to its BIF-assessable deposits.

	Prior to the enactment of the DIFA, a substantial amount of the SAIF assessment revenue was used to pay the interest due on bonds issued by the FICO, the entity created in 1987 to finance the recapitalization of the Federal
Savings and Loan Insurance Corporation (the "FSLIC"), the SAIF's predecessor insurance fund. Pursuant to the DIFA, the interest due on outstanding FICO bonds will be covered by assessments against both SAIF and BIF member institutions beginning January 1, 1997. Between January 1, 1997 and December 31, 1999, FICO assessments against BIF-member institutions cannot exceed 20% of the FICO assessments charged SAIF-member institutions. From January 1, 2000 until the FICO bonds mature in 2019, FICO assessments will be shared by all FDIC-insured institutions on a pro rata basis. It has been estimated that the FICO assessments for the period
January 1, 1997 through December 31, 1999 will be approximately 0.013% of deposits for BIF members versus approximately 0.064% of deposits for SAIF members, and will be less than 0.025% of deposits thereafter.

	The DIFA also provides for a merger of the BIF and the SAIF on January 1, 1999, provided there are no state or federally chartered, FDIC-insured savings associations existing on that date. To facilitate the merger of the BIF and the SAIF, the DIFA directs the Treasury Department to conduct a study on the development of a common charter and to submit a report, along with appropriate legislative recommendations, to the Congress by March 31, 1997.
	In addition to the DIFA, the Regulatory Reduction Act includes a number of statutory changes designed to eliminate duplicative, redundant or unnecessary regulatory requirements. Among other things, the Regulatory Reduction Act establishes streamlined notice procedures for the commencement of new nonbanking activities by bank holding companies, eliminates the need for national banks to obtain OCC approval to establish off-site ATMs, excludes ATM closures and certain branch office relocations from the prior notice requirements applicable to branch closings and significantly expands the authority of well-capitalized and well-managed national banks to invest in office premises without prior regulatory approval.

The Regulatory Reduction Act also clarifies the liability of a financial institution, when acting as a lender or in a fiduciary capacity, under the federal environmental laws. Although the full impact of the Regulatory Reduction Act on the operations of the Company and the Bank cannot be determined at this time, management believes that the legislation may reduce compliance costs to some extent and allow the Company and the Bank somewhat greater operating flexibility.

The Company

	General. The Company, as the sole stockholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve Board under the Bank Holding Company Act, as amended (the "BHCA"). In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not do so absent such policy.
Under the BHCA, the Company is subject to periodic examination by the Federal Reserve Board and is required to file with the Federal Reserve Board periodic reports of its operations and such additional information as the Federal Reserve Board may require.

	Investments and Activities. Under the BHCA, a bank holding company must obtain Federal Reserve Board approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank; or
(iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the Federal Reserve Board may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the
Federal Reserve Board is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located or which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

	The BHCA also prohibits, with certain exceptions, the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. The principal exception to this prohibition allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve Board to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the Federal Reserve Board, the Company and its non-bank subsidiaries are permitted to engage in, among other activities, such banking- related businesses as the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau, including software development, and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies.

	Federal legislation also prohibits acquisition of "control" of a bank or bank holding company, such as the Company, without prior notice to certain federal bank regulators. "Control" is defined in certain cases as acquisition of
10% of the outstanding  shares of a bank or bank holding company.

	Capital Requirements. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve Board capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

	The Federal Reserve Board's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital.

The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with minimum requirements of 4% to 5% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships) and total capital means Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the company's allowance for loan and lease losses.

	The risk-based and leverage standards described above are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations.

Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.
	Under the Federal Reserve Board's guidelines, the capital standards described above generally apply on a consolidated basis to bank holding companies that have more than $150 million in total consolidated assets and on a bank-only basis to bank holding companies that, like the Company, have less than $150 million in total consolidated assets. The Company's total capital of $11.3 million is, however, well in excess of the Federal Reserve Board's consolidated minimum capital requirements.

	Dividends. The Federal Reserve Board has issued a policy statement with regard to the payment of cash dividends by bank holding companies. In the policy statement, the Federal Reserve Board expressed its view that a bank holding company should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. Additionally, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition to the restrictions on dividends that may be imposed by the Federal Reserve Board, the Delaware General Corporation Law would allow the Company to pay dividends only out of its surplus, or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

	Federal Securities Regulation. The Company's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Bank

	General. The Bank is a national bank, chartered by the OCC under the National Bank Act. The deposit accounts of the Bank are insured by the BIF of the FDIC, and it is a member of the Federal Reserve System. As a BIF-insured national bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC, as the chartering authority for national banks, and the FDIC, as administrator of the BIF. The Bank is also a member of the FHLB, which provides a central credit facility primarily for member institutions.

	Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The
FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

	Although the Bank is a BIF member, approximately 80% of the Bank's deposits (representing the portion of the Bank's deposit base acquired from the Association which continues to be SAIF insured), are subject to assessment at SAIF rates. During the year ended December 31, 1996, BIF assessments ranged from 0% of deposits to 0.27% of deposits. The FDIC has announced that for the semi-annual assessment period beginning January 1, 1997, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits. During the period January 1, 1996 through September 30, 1996, SAIF assessments ranged from 0.23% of deposits to 0.31% of deposits. As a result of the recapitalization of the SAIF, SAIF assessments paid by Oakar banks, such as the Bank, were reduced effective October 1, 1996 to a range of 0% of deposits to 0.27% of deposits. See "--Recent Regulatory Developments."

	The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.

	FICO Assessments. Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the FICO, the entity created to finance the recapitalization of the FSLIC, the SAIF's predecessor insurance fund. Pursuant to federal legislation enacted September 30, 1996, commencing January 1, 1997, both SAIF members and BIF members will be subject to assessments to cover the interest payment on outstanding FICO obligations. Such FICO assessments will be in addition to amounts assessed by the FDIC for deposit insurance. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of the FICO assessments made against SAIF members. It is estimated that SAIF members will pay FICO assessments equal to 0.064% of deposits while BIF members will pay FICO assessments equal to 0.013% of deposits. Between January 1, 2000 and the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. It is estimated that FICO assessments during this period will be less than 0.025% of deposits.

	OCC Assessments. National banks are required to pay supervisory fees to the OCC to fund the operations of the OCC. The amount of such supervisory fees is based upon each institution's total assets, including consolidated subsidiaries, as reported to the OCC. During the year ended December 31, 1996, the Bank paid supervisory fees to the OCC totaling $39,139.

	Capital Requirements. The OCC has established the following minimum capital standards for national banks, such as the Bank: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of
3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the Federal Reserve Board's capital guidelines for bank holding companies (see "--The Company--Capital Requirements").

	The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations of the OCC provide that additional capital may be required to take adequate account of interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

	During the year ended December 31, 1996, the Bank was not required by the OCC to increase its capital to an amount in excess of the minimum regulatory requirements. As of December 31, 1996, the Bank exceeded its minimum regulatory capital requirements with a leverage ratio of 8.70% and a risk-based capital ratio of 18.22% compared to a required ratio of 4.00% and 8.00%, respectively.

	Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.

	Dividends. The National Bank Act imposes limitations on the amount of dividends that may be paid by a national bank, such as the Bank. Generally, a national bank may pay dividends out of its undivided profits, in such amounts and at such times as the bank's board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year which exceed the bank's year- to-date net income plus the bank's adjusted retained net income for the two preceding years.

	The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 1996. Further, Bank may not pay dividends in an amount which would reduce its capital below the amount required for the liquidation account established in connection with the Association's conversion from the mutual to the stock form of ownership in 1993.As of December 31, 1996, approximately $0.8 million was available to be paid as dividends to the Company by the Bank. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by the Bank if the OCC determines such payment would constitute an unsafe or unsound practice.

	Insider Transactions. The Bank is subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

	Safety and Soundness Standards. The OCC has adopted guidelines which establish operational and managerial standards to promote the safety and soundness of national banks. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals.
If an
institution fails to comply with any of the standards set forth in the guidelines, the OCC may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the OCC expects to require a compliance plan from an institution whose failure to meet one or more of the guidelines is of such severity that it could threaten the safety and soundness of the institution. Failure to submit an acceptable plan, or failure to comply with a plan that has been accepted by the OCC, would constitute grounds for further enforcement action.

	Branching Authority. National banks headquartered in Kansas, such as the Bank, have the same branching rights in Kansas as banks chartered under Kansas law. Kansas law grants Kansas-chartered banks the authority to establish branches anywhere in the State of Kansas, subject to receipt of all required regulatory approvals.
	Effective June 1, 1997 (or earlier if expressly authorized by applicable state law), the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") allows banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allows individual states to "opt- out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Kansas not yet enacted legislation either authorizing interstate branching or opting out of the Riegle-
Neal Act.

	Federal Reserve System. Federal Reserve Board regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $49.3 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $49.3 million, the reserve requirement is $1.479 million plus 10% of the aggregate amount of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve Board. The Bank is in compliance with the foregoing requirements.

Tax Matters

	Under applicable provisions of the Internal Revenue Code of 1986, as amended ("Code"), effective as of the date of the Association's conversion to a bank, a savings association that met certain definitional tests relating to the composition of its assets and the sources of its income ("qualifying savings association") was permitted to establish reserves for bad debts. A qualifying savings association generally was permitted to make annual additions to such reserves under either the experience method or the percentage of taxable income method. In 1996, the percentage of taxable income method was repealed and savings associations were generally required to recapture their tax bad debt reserves in excess of a base year amount.

	As a result of the availability of the percentage of income bad debt deduction, the amount of tax bad debt reserves that qualifying savings associations were permitted to maintain may have exceeded the amount of tax bad debt reserves that a bank of comparable size and portfolio composition may maintain. Consequently, applicable provisions of Internal Revenue Service regulations require that a savings association that converts to a bank must restate its tax reserve for bad debts as of the first day of the year of the conversion. The restated balance of the reserve is determined by multiplying the savings association's total outstanding loans at the end of the year before the year of conversion to a bank by the weighted average ratio of the savings association's actual loan charge-offs during the six years preceding the year in which the conversion occurs to total loans outstanding during such six-year period. In general, the excess of the institution's tax reserve for bad debts as of the close of the taxable year immediately preceding the year of conversion over the restated reserve level is required to be included in income ratably over six years, beginning with the year of conversion. As of December 31, 1992, the Association's actual tax bad debt reserves exceeded the Bank's restated reserves by approximately $1,262,000, which is being included in the Bank's taxable income ratably over a six year period at the rate of approximately $210,300 per year. Thus, the restatement gives rise to an additional tax liability of approximately $79,900 per year during the years 1993 through 1998 (assuming a combined federal and state tax rate of 38%). For financial statement purposes, the Bank recorded a deferred tax liability equal to the amount by which the Association's tax bad debt reserve exceeded the allowance for loan losses maintained by the Association in accordance with applicable regulatory requirements. As of December 31, 1996, this deferred tax liability has been reduced to approximately $160,000 by the 1993, 1994, 1995 and 1996 payments of approximately $79,900 each year, attributable to the bad debt reserve recapture.

	Delaware imposes a franchise tax on corporations, such as the Company, that are incorporated under the laws of the state of Delaware. The annual Delaware franchise tax is the least of three tax computations based on:
(1) the number of shares of authorized capital stock, (2) the corporation's assumed capital, or (3) certain minimum and maximum limits.

	The state of Kansas imposes a privilege tax measured by net income on certain financial institutions, including both banks and savings and loan associations, doing business in Kansas. The privilege tax consists of a normal state tax on the bank's "net income" and a surtax based on the bank's "net income" in excess of $25,000. In general, "net income" subject to the Kansas privilege tax is based on the taxpayer's Federal taxable income. The Bank was also required to restate its tax bad debt reserves for purposes of the Kansas privilege tax. The tax and financial statement impact of this restatement has been reflected in the use of an assumed combined federal and state tax rate of 38% in calculating the estimated impact of the restatement for federal tax purposes.

I.	Distribution of Assets, Liabilities, and Stockholders' Equity; Interest
Rates and Interest Differentials

	The average balance sheets are incorporated by reference from the Company's 1996 Annual Report to Stockholders (attached as Exhibit 13.1 hereto). The following table describes the extent to which changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities affected the Bank's interest income and expense during the periods indicated. The table distinguishes between (i) changes attributable to rate (changes in rate multiplied by prior volume), (ii) changes attributable to volume (changes in volume multiplied by prior rate), and (iii) net change (the sum of the previous columns). The net changes attributable to the combined effect of volume and rate, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

                       December 1996 vs 1995			December 1995
vs 1994
                          Increase/(Decrease) Attributable to
					                        Volume	Rate
	Net			Volume	Rate	Net
					                               (Dollars in
thousands)
Interest income:
Investment securities			      $64 	$(10)  $54 		 $200  $183 	$383
Mortgage-backed securities		  139 		10 	  149 			74 		 76 	   150
Loans	  				                  380 		36 	  416 			710 		397 	  1,107
Total	  				                  583 		36    619 			984 		656 	  1,640
Interest expense:
Deposits				                  $419	 (148) 271  	 $563  $612 	 $1,175
Other borrowings			           (27)		(15)	(42)   	(155)	  12    	(143)
Total	  				                  392 		(163)	229    	408 		624  	  1,032
Net interest income	 		       $191		$199 	$390  	$576 	$32 	   $608

                              December 1994 vs 1993
                              Increase/(Decrease) Attributable to


                                   Volume	Rate	Net
                               (Dollars in thousands)
Interest income:
Investment securities	 	       	$17 		(38)	   $(21)
Mortgage-backed securities		    83  		5      	88
Loans	  				                    (19)		(149)	  (168)
Total                       				81 	 	(182)	  (101)

Interest expense:
Deposits	                    			$175 		$(234)	$(59)
Other borrowings             			(239) 		26 	   (213)
Total	  			                    	(64)		 (208)  	(272)

Net interest income          			$145 		$ 26 	  $171

II.  Investment Portfolio

Investments

Investment Securities. The following table sets forth the carrying value of the investment securities portfolio at the dates indicated.

                              At December 31,
						                        1996		1995		1994
							                    (Dollars in thousands)

Investment securities:
U.S. government and agency
obligations	                  $16,965 	$20,700 	$15,338
  Mortgage-backed securities			11,734 	8,717 		   5,568
  Municipal bonds           				2,962		1,968	    	  520
  Bankers' acceptances				        491 		  0        	  0
  FHLB, Federal Reserve,
  and Bankers
  Bank of Kansas stock	      			1,087 		944         930
Total	 					                  $33,239 	$32,329 	$22,356

As of December 31, 1996, the carrying value, maturities and the weighted average yields of investment securities were as follows:

							                        After 1
                               Year	           After 5 Years
               1 Year or Less		Through 5 Years	Through 10 Years	After 10 Years	Total
               Amount	Yield		  Amount	Yield		  Amount	Yield    	Amount	Yield	Amount 	   Yield
	                               (Dollars in thousands)
U.S. government
and agency
securities	   $5,646 	4.18%		 $11,319 	5.90%		 $0	    0.00%		   $0    	0.00%		 $16,965 	5.32%
Mortgage-
backed
securities	      0	   0.00		  3,935    6.37		  2,189 	5.81		    5,610 	5.71	 	  11,734 	5.41
Municipal
bonds	          405 	 0.04		  1,927 	  0.04     	630 	0.05		        0	 0.00		   2,962  	0.04
Bankers'
acceptances	    491 	 5.19		      0	   0.00	       0	 0.00		        0	 0.00		     491 	 5.19
FHLB, Federal
Reserve, and
Bankers Bank
of Kansas
stock	            0	  0.00		      0	   0.00		      0	 0.00   	  1,087 	6.28		   1,087 	 6.28
  Total	     $6,542 	 3.85%		 $17,181 	5.83%		 $2,819	5.57%		  $6,697 	5.81%		 $33,239 	5.41%

With the exception of U.S. government and federal agency obligations, there were no investment securities of any single issuer the book value of which exceeded 10% of consolidated stockholders' equity at December 31, 1996.


III.	Loan Portfolio
Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.

At December 31
			                         1996				         1995				         1994
			                         Percent of			    Percent of	   		 Percent of
	                         		Amount	   Total		Amount	   Total	 Amount	   Total
                                         (Dollars in thousands)
Real estate loans:
Residential one-to-four
family(1)		                $33,677 	 53.84%	 $34,678  	55.41%	 $29,285 	 56.45%
Multi-family		               4,271   	6.83	   	5,225 		8.35	 	  5,029   	9.69
Commercial real
estate			                   10,041  	16.05   		7,879 	12.59	  	6,429   	8.66
Total real estate
loans(2)		                  47,989 	 76.72		  47,782  76.35		 40,743 	 78.53
Consumer loans	              4,696  		7.51	 	  4,294  	6.86		  3,650   	7.04
Commercial non-
real estate loans	           7,410 		11.42		   7,075 	11.31		  3,170   	6.11
Student loans		              3,709 		 5.93		   4,428 	 7.08		  5,037	   9.71
Less:
Unearned fees,
discounts and
premiums		                     151  		0.24	    	 159  	0.25	    	148   	0.29
Undisbursed loan
funds			                        14  		0.02	      	12 		0.01		      8   	0.02
Allowance for
loan losses		                  820  		1.32		     826  	0.90	    	562   	1.08
Total loans		              $62,549 	100.00%	 $62,582 	100.00%	$51,882  100.00%

<FN1>
(1)	Includes loans held for sale totaling $179,190; $699,000; and $0 at
December 31, 1996, 1995 and 1994, respectively.
(2)	Includes construction loans totaling $2,706,000; $1,195,000; and
$598,000 at December 31, 1996, 1995 and 1994,
respectively.


The following table sets forth the final contractual maturities of loans at December 31, 1996. The table does not include unscheduled prepayments.


                         At December 31, 1996
                        (Dollars in thousands)

		               Up to		 After 1		   After 3	   After 5		   10 through	Beyond
                 1 year		to 3 years	 to 5 years	to 10 years	20 years   20 years	Total
Mortgage
loans		          $4,748 	$1,619 	    $2,443 	   $5,829 	    $21,242   	$12,108 	$47,989
Other loans	      4,710 		3,027 		    4,681 		   1,814 		     1,313	         0		 15,545
Total		          $9,458 	$4,646 	    $7,124 	   $7,643 	    $22,555    $12,108 	$63,534
Less:
Unearned discounts
and deferred loan
fees	                                                       			                   (151)
Undisbursed loan
funds			                                                                           (14)
Allowance for loan losses			                                                      (820)
Loans, net                                                                      $62,549

The following table sets forth at December 31, 1996 the dollar amount of all loans due after December 31, 1997 and whether such loans had fixed interest rates or adjustable interest rates:

                     					       Fixed	  	   Adjustable	  Total
					                             (Dollars in thousands)
Residential 1 - 4 family		        $7,717 	    $22,667 	    $30,384
Multi-family & non-residential	    1,849 		    11,008 	     12,857
Other					                         8,910      		1,925     		10,835
Total		 			                      $18,476     	$35,600 	    $54,076


Nonperforming Assets. The following table sets forth information with respect to nonperforming assets, including non-accrual loans and real estate acquired through foreclosure or by deed in lieu of foreclosure ("real estate owned"). Under the original terms of the Bank's non-accrual loans at December 31, 1996, interest earned on such loans during year ended December 31, 1996 would not have been significantly different than reported. For each year shown, the Company had no loans greater than 90 days past due which were still accruing interest.


                                   At December 31,
	  				                      1996   1995   1994   1993   1992
                                 (Dollars in thousands)
Total non-accrual loans	     $140 		$39 		   $209  	  $138     $44
Real estate owned ("REO")	     27   		5    		  51      	54       0
Total nonperforming assets	  $167 	 $44 		   $260		   $192     $44
Nonperforming assets to
total adjusted loans			     0.27%		 0.07%		  0.50%	 	 0.38%	  0.09%
Nonperforming assets to
total assets				            0.16%		 0.04%		  0.33% 		 0.24%	  0.06%
Allowance for loan losses
to non-accrual loans and
REO				                   490.88%	 1,871.30%	269.60%	307.00%	1,247.70%

IV.	Summary of Loan Loss Experience
Allowance for Losses on Loans and Real Estate. The following table sets forth an analysis of the allowance for loan losses at the dates indicated.

                                   At December 31,
			   		                       1996		1995		1994		 1993	  1992
                                 (Dollars in thousands)
Balance at beginning of
year		                        $826 		$562 		$587 		$546 	$369
Provision for loan losses:
Mortgage loans			                4 		  23 		   0    		0 	  23
Non-mortgage loans			            1   		17    		5 	  	75 		154
Total provision for loan
losses	                         15   		40    		5 	  	75  	177
Allowance for loans of acquired
bank:
Allowance for mortgage loans
of acquired bank			              0	  	103    		0		    0	    0
Allowance for non-mortgage
loans	of acquired bank			        0	  	126      0		    0	    0
Total of allowance for loans
of acquired bank			              0	  	229      0		    0    	0
Recoveries:
Mortgage loans			                0		    8 		  12 	    0     0
Non-mortgage loans			            6 		  16 		   4 		   0	    0
Total recoveries			              6 		  24 		  16 		   0   		0
Charge-offs:
Mortgage loans			                1		   10		   16 		  34 	   0
Non-mortgage loans			           26 		  19 		  30 		   0	    0
Total charge-offs			            27 		  29 		  46   		34     0
Balance at end of year			     $820 		$826 		$562 		$587 	$546
Ratio of allowance for loan
losses to total
outstanding loans (gross)		  1.29%		 1.30%		1.07% 	1.16%	1.06%
Ratio of net charge-offs
(recoveries) during
the year to average loans
outstanding(gross) during the
year					                    0.03%		 0.01%		0.06%		0.06%	0.00%

Ratio of allowance for loan
losses to total non-
performing loans					      584.91%	2,107.57%	269.00%	307.00%	1,247.70%


The following table sets forth the allocation of the allowance for loan losses at the dates indicated by category of loans. This allocation reflects management's judgment as to risks inherent in the types of loans indicated, but the general reserves included in the table are not restricted and are available to absorb all loan losses. The amount allocated in the following table to any category should not be interpreted as an indication of expected actual charge-offs in that category.

                                       At December 31,

			                               1996			          1995	           			1994
			                         % of Loans		     % of Loans			      % of Loans
			                            in Each			       in Each				        in Each
			                        Category to		    Category to			     Category to
			                              Total			         Total				          Total
			                     Amount	  Loans	  Amount	  Loans  	  Amount	  Loans
			                               (Dollars in thousands)
Allocated to:
Mortgage loans	        $375 		   46%	    $372 		  45%		     $265   		47%
Non-mortgage loans	     444     	54	      454    	55		       297   		53
Total	 		              $820    	100%	    $826 	  100%		     $562 	  100%

V.	Average Deposits by Classification

The following table sets forth the amounts of deposits by type of account at the dates indicated.

                                         At December 31,
				                               1996				                      1995
 						                   Percent of	Average     			     Percent of	Average
				               Amount	     Total Rate      Amount	     Total		  Rate
                                        (Dollars in thousands)
Transaction
Accounts:
Checking/NOW		     $18,677 	   21.39%	  2.64%		   $15,372	    19.77%	  2.74%
Money market
deposits	           15,984    	18.31		  3.71		     10,102	    12.99		  4.61
Savings			           5,526 		   6.33		  2.04		      5,227	     6.72		  2.61
Total transaction
accounts	           40,187 	   46.03		  3.04		     30,701      39.48		 3.33
Certificates of
deposit		           47,113    	53.97		  5.60		     47,062 	    60.52		 5.45
Total deposits			  $87,300 	  100.00%	  4.42%		   $77,763    	100.00%	 4.61%

                                At December 31,	1994
						                               Percent of
	                                                 Average
				                    Amount	           Total		    Rate
                                (Dollars in thousands)
Transaction Accounts:
Checking/NOW		          $9,999 	     15.57%	      2.40%
Money market deposits	  10,897      	16.96		      2.91
Savings			               3,956      		6.16	      	2.59
Total transaction
accounts	               24,852 	     38.69		      2.66
Certificates of
deposit		               39,383 	     61.31		      4.45
Total deposits			      $64,235 	    100.00%	      3.76%

As of December 31, 1996, the aggregate amount outstanding of jumbo certificates of deposit (amounts of $100,000 or more) was $6.8 million. The following table presents the maturities of these time certificates of deposit at such date:

                            (Dollars in thousands)
3 months or less			                   $1,843
Over 3 months through 6 months	          607
Over 6 months through 12 months	       3,591
Over 12 months			                        719
Total	 				                           $6,760


VI.	Return on Equity and Assets

                         At or for the years ended December 31,
 	                 			      1996		 1995	 	1994 		1993  	1992
Return on average assets	   0.70%		0.78%		0.82%		0.86%	 0.41%
Return on average equity	   6.54		 7.48	 	7.39		 7.99   7.13
Equity to total assets		   10.96		10.68		11.72		10.84   5.89
Dividend payout ratio		    27.43		19.08		18.94		13.02     	0
Earnings per share before
extraordinary item(1)(2)	   1.14		 1.24		 1.27		 1.26   0.57
Earnings per share(1)(2)	   1.14		 1.24 		1.20		 1.26		 0.57

<FN1>
(1)	All per share amounts have been adjusted to give effect to the 5%
stock dividends paid by the Company in 1996, 1995 and 1994.
<FN2>
(2)	Net earnings per share for years prior to the 1993 conversion are proforma and assume the common shares have been outstanding for 1992.


ITEM 2.	PROPERTIES

The following table sets forth information concerning the offices of the Bank.

Address		Year Opened		Square Footage	Title
800 Poyntz Avenue
Manhattan, KS 66502  	1974		12,000			Owned

1741 N. Washington
Auburn, KS 66402		1991		8,000			Owned

ITEM 3.	LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company or the Bank is a party, other than ordinary routine litigation incidental to the Bank's business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

None.

PART II.

ITEM 5.	MARKET FOR THE COMPANY'S COMMON STOCK
AND RELATED STOCKHOLDER MATTERS

The Company incorporates by reference the information called for by Item 5 on this Form
10-K from the sections captioned "Stock Price Information" of the Company's
1996
Annual Report to Stockholders for the fiscal year ended December 31, 1996 (attached as Exhibit 13.1 hereto).

ITEM 6.	SELECTED FINANCIAL DATA

The Company incorporates by reference the information called for by Item 6 of this Form
10-K from the sections entitled "Selected Financial and Other Data" and "Management's
Discussion and Analysis of Financial Condition and Results of Operations" of the
Company's 1996 Annual Report to Stockholders for the fiscal year ended December 31, 1996 (attached as Exhibit 13.1 hereto).



ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company incorporates by reference the information called for by Item 7 of this Form 10-K from the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 1996 Annual Report to Stockholders for the fiscal year ended December 31, 1996 (attached as Exhibit 13.1 hereto).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The Company incorporates by reference the information called for by Item 8 of this Form 10-K from the Financial Statements set forth in the Company's 1996 Annual Report to Stockholders for the fiscal year ended December 31, 1996 (attached as Exhibit 13.1 hereto).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL  DISCLOSURE

None.


PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The Company incorporates by reference the information called for by Item 10 of this Form 10-K regarding directors of the Company from the section entitled "Election of Directors" of the Company's Proxy Statement for the annual meeting of stockholders to be held May 19, 1997 (the "1997 Proxy Statement") (attached as Exhibit 99.1 hereto).

Section 16(a) of the Exchange Act requires that the Company's executive officers, directors and persons who own more than 10% of their Company's Common Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the exchange on which the Company's shares of Common Stock are traded. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of such forms, the Company is not aware that any of its directors and executive officers or 10% stockholders failed to comply with the filing requirements of Section 16(a) during the period commencing January 1, 1996 through December 31, 1996.

Executive Officers

The executive officers of the Company, each of whom is also currently an executive officer of the Bank and both of whom serve at the discretion of the Board of Directors, are identified below:

Name			Age		Positions With the Company

Patrick L. Alexander	44		President and Chief Executive Officer

Susan E. Roepke	57		Vice President, Secretary and Treasurer

The business experience for the past five years of each of the executive officers who is not a director of the Company is as follows:

Susan E. Roepke became Vice President of the Company on August 28, 1992 and Senior Vice President, Secretary and Cashier of the Bank on January 5, 1993. She was elected Secretary of the Association in 1992 and became Vice President/Operations Division of the Association in 1991, and had been Treasurer of the Association since 1970. She held these positions with the Association until the Conversion in 1993.

ITEM 11.	EXECUTIVE COMPENSATION

The Company incorporates by reference the information called for by Item 11 of this Form 10-K from the section entitled "Executive Compensation" of the 1997 Proxy Statement, except for information contained under the headings "Compensation Committee Report on Executive Compensation" and
"Performance Graph".

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

The Company incorporates by reference the information called for by Item 12 of this Form 10-K from the section entitled "Security Ownership of Certain Beneficial Owners" of the 1997 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

The Company incorporates by reference the information called for by Item 13 of this Form 10-K from the section entitled "Transactions with Directors, Officers and Associates" of the 1997 Proxy Statement.


PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
AND  REPORTS ON FORM 8-K

ITEM 14(a)1 and 2.  Financial Statements and Schedules

MNB BANCSHARES, INC. AND SUBSIDIARY LIST OF FINANCIAL
STATEMENTS

The following audited Consolidated Financial Statements of the Company and its subsidiary and related notes and auditors' report are incorporated by reference from the Company's 1996 Annual Report to Stockholders for the fiscal year ended December 31, 1996 (attached as Exhibit 13.1 hereto).

Report of Independent Public Accountants

Consolidated Balance Sheets - December 31, 1996 and 1995

Consolidated Statements of Earnings - Years Ended
  December 31, 1996, 1995 and 1994

Consolidated Statements of Stockholders' Equity -
  Years Ended December 31, 1996, 1995 and 1994

Consolidated Statements of Cash Flows - Years Ended
  December 31, 1996, 1995 and 1994

Notes to Consolidated Financial Statements


All schedules are omitted because they are not required or are not applicable or the required information is shown in the financial statements incorporated by reference or notes thereto.

Item 14(a)3.	Exhibits

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-K and are listed on the "Index to Exhibits" immediately following the signature page.

Item 14(b).	Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of 1996.


***
Upon written request to the President of the Company, P.O. Box 308, Manhattan, Kansas 66505-0308, copies of the exhibits listed above are available to stockholders of the Company by specifically identifying each exhibit desired in the request. A fee of $.20 per page of exhibit will be charged to stockholders requesting copies to cover copying and mailing costs.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MNB BANCSHARES, INC.
(Registrant)

By: /s/ Patrick L. Alexander
Patrick L. Alexander
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE
DATE
TITLE

/s/ Patrick L. Alexander
March 19, 1997
President, Chief Executive Officer
and Director

/s/ Susan E. Roepke
March 19, 1997
Chief Financial Officer, Chief
Accounting Officer, and Director

/s/ Brent A. Bowman
March 19, 1997
Chairman of the Board

/s/ Joseph L. Downey
March 19, 1997
Director

/s/ Rolla W. Goodyear
March 19, 1997
Director

/s/ Charles D. Green
March 19, 1997
Director

/s/ Vernon C. Larson
March 19, 1997
Director

/s/ Dennis A. Mullin
March 19, 1997
Director

/s/ Jerry R. Pettle
March 19, 1997
Director

/s/ Donald J. Wissman
March 19, 1997
Director

INDEX TO EXHIBITS
Exhibit
Number	   Description	  Page No.

3.1	Articles of Incorporation of the Company_
	N/A
	Incorporated by reference from Exhibit 3.1 of the Form S-1 of the Company, as amended, filed on September 3, 1992 (Registration No.
	33-51710)

3.2	Bylaws of the Company_Incorporated by
	N/A
	reference from Exhibit 3.2 of the Form S-1 of the Company, as amended, filed on September 3, 1992 (Registration No. 33-51710)

4.1	Specimen Common Stock Certificate of the
	N/A
	Company_Incorporated by Reference from
	Exhibit 4.1 of the Form S-1 of the Company, as amended, filed on September 3, 1994
	(Registration No. 33-51710)

10.1	MNB Bancshares, Inc. 1992 Stock Option
	N/A
	Plan_Incorporated by reference from
	Exhibit A to the Company's Proxy Statement for the Annual Meeting of Stockholders held
	May 17, 1994

10.2	Stock Option Agreement between the Company
	N/A
	and Patrick L. Alexander_Incorporated by reference from Exhibit 10.2 to Form 10-K dated
	March 26, 1994

10.3	Stock Option Agreement between the Company
	N/A
	and Vernon C. Larson_Incorporated by
	reference from Exhibit 10.3 to Form 10-K dated
	March 26, 1994

10.4	Stock Option Agreement between the Company
	N/A
	and Brent A. Bowman_Incorporated by
	reference from Exhibit 10.4 to Form 10-K dated
	March 26, 1994

10.5	Stock Option Agreement between the Company
	N/A
	and Charles D. Green_Incorporated by
	reference from Exhibit 10.6 to Form 10-K dated
	March 26, 1994

10.6	Stock Option Agreement between the Company
	N/A
	and Dennis A. Mullin_Incorporated by
	reference from Exhibit 10.4 to Form 10-K dated
	March 26, 1994

10.7	Stock Option Agreement between the Company
	N/A
	and Jerry R. Pettle_Incorporated by
	reference from Exhibit 10.9 to Form 10-K dated
	March 26, 1994

10.8	Stock Option Agreement between the Company
	N/A
	and Susan E. Roepke_Incorporated by
	reference from Exhibit 10.11 to Form 10-K dated
	March 26, 1994

10.9	Stock Option Agreement between the Company
	N/A
	and Michael R. Toy_Incorporated by
	reference from Exhibit 10.13 to Form 10-K dated
	March 26, 1994

10.10	Stock Option Agreement between the Company
	N/A
	and Dennis D. Wohler_Incorporated by
	reference from Exhibit 10.14 to Form 10-K dated
	March 26, 1994

10.11	Employment Agreement among the Company,
	N/A
	Security National Bank and Patrick L.
	Alexander_Incorporated by reference from
	Exhibit 10.15 to Form 10-K dated March 26,
	1994

10.12	Security National Bank Deferred Compensation
	N/A
	Plan, dated December 21, 1994_Incorporated
	by reference from Exhibit 10.20 dated March 26,
	1994

10.13	Agreement and Plan of Merger between the
	N/A
	Company and Auburn Security Bancshares, Inc., dated November 10, 1994_Incorporated by reference from Exhibit 2.1 to Form 8-K dated
	November 10, 1994

10.14	Employment Agreement among the Company and
	N/A
	Rolla W. Goodyear _ Incorporated by reference
	from Exhibit 10.1 to Form 10-Q dated August 11,
1995

10.15	Stock Option Agreement between the Company
	and Michael E. Scheopner_Dated May 13, 1996

13.1	1996 Annual Report to Stockholders of the Company
	for the fiscal year ended December 31, 1996

21.1	Subsidiaries of the Company

23.1	Consent of KPMG Peat Marwick LLP

27.1	Financial Data Schedule

99.1	Proxy Statement of the Company for the Annual
	Meeting of Stockholders to be held May 19, 1997

EXHIBIT 10.15
STOCK OPTION AGREEMENT
BETWEEN THE COMPANY AND
MICHAEL E. SCHEOPNER DATED
MAY 13, 1996

MNB BANCSHARES, INC.
1992 STOCK OPTION PLAN


1.	A STOCK OPTION  to acquire 4,000 shares (hereinafter referred to as "Shares")
of Common Stock of MNB BANCSHARES, INC. (hereinafter referred to as the
"Company") is hereby granted to Michael E. Scheopner (hereinafter referred to as the
"Optionee"), subject in all respects to the terms and conditions of the MNB BANCSHARES, INC. 1992 STOCK OPTION PLAN (hereinafter referred to as the
"Plan") and such other terms and conditions as are set forth herein.

2.	This Option is not intended to constitute an Incentive Stock Option under
Section
422(b) of the Internal Revenue Code of 1986.

3.	The option price as determined by the Board of Directors of the
Company (the
"Board") is Twenty-One Dollars ($21.00) per Share, the average of bid and ask prices as of May 8, 1996,

4.	This Option may be exercised in accordance with the following table:



Date			Number of Shares
Exercisable
May 13, 1997		800
May 13, 1998		800
May 13, 1999		1,200
May 13, 2000		1,200

In the event of a Change of Control, this Option shall become immediately and fully exercisable. A "Change of Control" shall be deemed to have occurred if:

(i) as a result of, or in connection with, any tender offer or exchange offer, merger or other business combination, sale of assets or contested election, or any combination of the foregoing transactions (the
"Transaction"), the persons who were directors of the Company shall cease to constitute a majority of the Board or any successor to the Company, unless the election, or nomination for election by the stockholders, of any new director was approved by a majority of the Board, then such new director shall, for purposes of the Plan, be considered as a member of the Board;

(ii) the Company is merged or consolidated with another corporation and as a result of the merger or consolidation less than sixty-seven percent (67%) of the outstanding voting securities of the surviving or resulting corporation shall then be owned in the aggregate by the former stockholders of the Company, other than (a) affiliates within the meaning of the Securities and Exchange Act of 1934 or (b) any party to the merger or consolidation;

(iii) a tender offer or exchange offer is made and consummated for the ownership of securities of the Company representing thirty-three percent (33%) or more of the combined voting power of the Company's then outstanding voting securities; or

(iv) the Company transfers substantially all of its assets to another corporation which is not a wholly-owned subsidiary of the Company.

Notwithstanding the foregoing, a Change of Control shall not be deemed to occur solely because thirty-three percent (33%) or more of the combined voting power of the company's then outstanding voting securities are acquired by (a) a trustee or other fiduciary holding securities under one or more employee benefit plans maintaining for employees benefit plans maintained for employees of the Company or (b) any corporation which, immediately prior to such acquisition, is owned directly or indirectly by the stockholders of the Company in the same proportion as their ownership of stock immediately prior to such acquisition.

5.	This Option may not be exercised if the issuance of Shares upon such exercise
would constitute a violation of any applicable federal or state securities law, or any other valid law or regulation. As a condition to the exercise of this Option, the Optionee shall represent to the Company that the shares being acquired under this Option are for investment and not with a present view for distribution or resale, unless counsel for the
Company is then of the opinion that such a representation is not required under any applicable law, regulation or rule of any governmental agency.

6.	This Option may not be transferred in any manner and may be
exercised
during the
lifetime of the Optionee only by him. The terms of this Option shall be binding upon the
Optionee's executors, administrators, heirs, assigns and successors.

7.	This Option may not be exercised more than 10 years after the effective
date
indicated below and may be exercised during such term only in accordance with the terms and conditions set forth in the plan.

Effective Date:  May 8, 1996


MNB BANCSHARES, INC.



BY:/s/ Brent A. Bowman
Chairman of the Board

ATTEST:

	The Optionee acknowledges that he has received a copy of the plan and is familiar with the terms and conditions set forth therein. The Optionee agrees to accept as binding, conclusive, and final all decisions and interpretations of the Committee.
As a condition to
the exercise of this Option, the Optionee authorizes the Company to withhold from any regular cash compensation payable by the Company any taxes required to be withheld under any federal, state, or local law as a result of exercising this Option.


Dated:


BY:/s/ Michael E. Scheopner
Michael E. Scheopner



EXHIBIT 21.1

SUBSIDIARIES OF MNB BANCSHARES, INC.



	The only subsidiary of the Company is Security National Bank, a national banking association with its main office located in Manhattan, Kansas, and with a branch office in Auburn, Kansas.


EXHIBIT 13.1
1996 ANNUAL REPORT TO STOCKHOLDERS OF THE
COMPANY FOR THE FISCAL YEAR ENDED
DECEMBER 31, 1996

Corporate Profile

MNB Bancshares, Inc. (the "Company") was formed on August 27, 1992 to become the holding company for Manhattan Federal Savings and Loan Association (the "Association") in the conversion of the Association from a federal mutual savings association to a national bank. The Association completed its conversion to a national bank on January 5, 1993, and operated as Manhattan National Bank. As part of that conversion, the Company became the sole stockholder of Manhattan National Bank.

On April 1, 1995, the Company acquired all of the issued and outstanding stock of Auburn Security Bancshares, Inc., a one-bank holding company which owned 99% of the outstanding stock of Security State Bank, Auburn, Kansas. Subsequent to the acquisition, the Company acquired all of the remaining stock of Security State Bank. Consolidated assets acquired in this transaction were approximately $20 million. This acquisition, which was accounted for using the purchase method of accounting, is reflected in the December 31, 1996 and 1995 consolidated balance sheets and statements of earnings since the acquisition date.

On December 31, 1995, the Company merged and consolidated Manhattan
National Bank and Security State Bank, and the resulting institution was named Security National Bank (the "Bank"). The home office for the Bank is Manhattan, Kansas, with a branch office operating in Auburn, Kansas.
The Bank is dedicated to providing quality services to its local communities and continues to originate residential mortgage loans, consumer loans, home equity loans, student loans, commercial real estate and non real estate loans, and small business loans.

The common stock of the Company is listed on the Nasdaq Stock Market Small-Cap Market System under the symbol "MNBB". The newspaper abbreviation is "MNB Bn".

Contents

Letter To Stockholders	2

Selected Financial and Other Data	4

Management's Discussion and Analysis	5

Independent Auditors' Report	17

Consolidated Financial Statements	18

Notes to Consolidated Financial Statements	22

Corporate Information	32

February, 1996
To our Stockholders, Customers, And Friends


1996 was an outstanding year for MNB Bancshares, Inc. and its shareholders. Net earnings before the one-time FDIC Savings Association Insurance Fund (the OSAIFO) special assessment exceeded $1 million. We continued our practice of declaring a five percent stock dividend. Our cash dividend doubled from an annual rate of 25 cents per share to an annualized rate of 50 cents per share. Total assets at year end were $103.4 million. All of these facts reflect the continuing and accelerating success that your company enjoys. Competing as a community bank, we are dedicated to meeting the needs of our customers, the communities we serve, and our shareholders. I will briefly address key issues that impacted your company in 1996 and which will influence us in 1997 and beyond.

A Congressional mandate in the third quarter of 1996 (the Omnibus Appropriations bill) to recapitalize the SAIF resulted in a one-time $449,000 charge against earnings. We are gratified that the significant disparity in FDIC insurance premiums between SAIF and Bank Insurance
Fund (BIF) deposits is finally resolved. Going forward, the resolution of this issue will have the effect of reducing the total deposit insurance expense of MNB Bancshares, Inc. by approximately $100,000 annually.
The significantly higher deposit insurance premium we had to pay in the past, as compared to institutions with primarily BIF-insured deposits, placed us at a competitive disadvantage regarding our ability to attract deposits and produce earnings at a level comparable to those of our peers. The resolution of this issue closes the final lingering chapter that your company has dealt with regarding its transition in 1993 from a thrift institution to a commercial banking organization.

Net earnings for the year, before the one-time FDIC special assessment, were $1,006,032 or $1.59 per share, compared to $1.24 per share in 1995. These record operating results were achieved through an increase of net interest income of approximately $390,000 and an increase in noninterest income of approximately $157,000. This was accomplished without comparable increases in noninterest expenses, which increased by only $166,000, absent the SAIF assessment. These achievements resulted from the added efficiencies we were able to realize throughout 1996, improved product pricing, and the continuing transition of our balance sheet to more closely resemble that of a commercial bank. After the FDIC special assessment, net earnings were $716,530 in 1996, compared to $753,406 in 1995.

Considerable time and effort was put into the creation of Security National Bank as we combined our two subsidiaries, Manhattan National Bank and Security State Bank. These efforts resulted in a larger, more efficient commercial bank with combined resources, abilities, and efficiencies that exceed those of the two subsidiary banks taken separately. By combining the two banks, we are utilizing the resources of one organization to meet the demands and requirements of multiple communities. Our enhanced strengths and capabilities mean that we can more easily fulfill our customers diverse loan requirements, whether commercial, consumer, or residential. Additionally, we can offer all of our customers direct access to modern automated banking services day or night through telephone/personal computer banking, debit cards, and revolving lines of credit. The combination of the two banks also allowed us to add insurance services to our product mix. We acquired the Goodyear Insurance Agency of Auburn, Kansas in January of 1997 and can now offer a full line of insurance products to our entire customer base. We expect this to evolve into a very profitable and complementary product line as we implement an aggressive marketing program for insurance services. In keeping with our strategic plan, we continue to seek out community banks for acquisition to expand our asset base, enhance our geographic diversification, and ultimately provide increased returns to our shareholders. This search has not been an easy process, as possible sellers expectations remain high. Although we think it is imperative to continue to expand, we will not do so to the detriment of our existing shareholder base. We continue to look for strategic acquisitions that will enhance our market presence and create value for our shareholders.

Acquisition is not the only vehicle for entry into other markets. In February 1997, we negotiated an agreement with a regional banking organization to assume their land lease on a fully equipped branch bank facility at 21st and Wanamaker in Topeka, Kansas. This lease assumption allows us to formally enter the Topeka market with minimal capital outlay and controlled occupancy expense.
The entry into Topeka is a natural expansion of our banking center activities in nearby Auburn, Kansas. Not only will it complement our efforts in Auburn and strengthen existing customer relationships, it will allow us to effectively penetrate the metropolitan Topeka market by locating in a vibrant business corridor. This branch location is ideally situated to take advantage of the expanding economy in southwest Topeka. While we anticipate this facility will have a negative impact on earnings in 1997, it should provide a solid base for earnings and asset growth in 1998 and beyond.

As I stated at the beginning of this letter, 1996 was an outstanding year for your company, but not just from an earnings perspective. 1996 saw the unification of our two subsidiary banks into a single entity dedicated to meeting the multiple and diverse needs of the communities we serve. As community bankers, we know the importance and value of fostering and maintaining relationships with our customers. The incursion of large regional and national banking institutions into our communities creates new competitive challenges. We must differentiate ourselves as a community bank dedicated to meeting the needs of our customers in a personal, timely manner. This competition requires us to be quick, flexible, innovative, and responsive. It is a challenge we accept with enthusiasm and confidence in our abilities.

Please take a moment to review this annual report. It details the progress we have made as a company dedicated to meeting the needs of our customers and our shareholders. The financial services industry is changing rapidly. We are confident that your organization is properly prepared to meet these changes and prosper as we go forward. I thank my associates for their continued hard work and dedication to the successful implementation of our goals. I especially thank our customers for placing their trust in us to meet their banking and financial services needs. And finally, I thank our shareholders for their continued enthusiastic support and confidence in the future of MNB Bancshares, Inc. I am excited about our prospects and opportunities in 1997 and beyond.

Sincerely,

/s/Patrick L. Alexander
President and Chief Executive Officer

Selected Financial And Other Data Of
MNB Bancshares, Inc.

                           At or for the years ended December 31,
		                            1996		1995		1994		1993		1992(1)
						                     (Dollars in thousands, except per share
                                 amounts and percentages)
Selected Financial Data:
Total assets					         $103,420	  $101,185	  $77,797	 $80,265	 $77,205
Loans, net (2)					         62,549	   	62,582  		51,882	 	50,141 		50,744
Mortgage backed securities		11,734		    8,717		   5,569		  5,098		  2,582
Deposits					               86,710		   86,399		  61,440		 61,351		 64,479
Borrowings					              3,615		    2,881		   6,694		  9,130		  7,000
Stockholders' equity 				   11,334		   10,810		   9,114		  8,702		  4,546
Book value per share (3)			  18.73		    17.86		   16.93		  16.24		    000

Selected Operating Data:
Total interest income				 $7,670		   $7,051		   $5,411	  $5,513		 $6,136
Total interest expense				 4,049		    3,820		    2,788		  3,060	  	3,972
Net interest income				    3,621		    3,231		    2,623		  2,453		  2,164
Provision for loan losses			  15		       40		        5		     75		    177
Net interest income after
provision for loan losses		3,606		    3,191		    2,618		  2,378		  1,987
Gains on sales of loans			    75		       95		       79		    389		    392
Other noninterest income			  608		      432		      264		    198		    108
Total noninterest income			  683		      527		      343		    587    		500
Total noninterest expense		3,233		    2,618		    1,869		  1,884		  1,547
Income tax expense				       339      		347      		398	    	413    		635
Net earnings before
extraordinary item	          717		      753		      694		    668    		305
Extraordinary item				       000		      000		       39		    000		    000
Net earnings					           $717		     $753		     $655	   	$668	   	$305
Net earnings per share
before extraordinary
item(3)(4)(7)		             1.14		     1.24		     1.27    	1.26	    	.57
Net earnings per
share(3)(4)(7)		            1.14 		    1.24		     1.20    	1.26    		.57
Dividends per share (3)			  0.32		     0.24		     0.23		   0.16		    000

Other Data:
Return on average assets			 0.70%		    0.78%		    0.82%		  0.86%  	0.41%
Return on average equity			 6.54		     7.48		     7.39		   7.99		  7.13
Equity to total assets				 10.96		    10.68		    11.72		  10.84		  5.89
Net interest rate
spread (5)			               3.28		     3.02		     2.96		   2.86		  2.63
Net yield on average
interest-earning
assets (6)			               3.67		     3.55		     3.38    	3.23		  2.94
Average interest-earning
assets to
average interest-bearing
liabilities		             109.56		   112.58		   111.67		 109.30		105.55
Other expenses to average
assets		                    3.15		     2.71		     2.34	    2.42		  2.09
Nonperforming loans to
total loans		               0.22     		0.06     		0.40	    0.28  		0.09
Net charge-offs to average
loans		                     0.03		     0.01		     0.06	    0.07		  0.00
Nonperforming assets to
total assets		              0.16		     0.04     		0.33	    0.24		  0.06
Dividend payout ratio				  27.43		    19.08		    18.94		  13.02		   000
Number of full service
banking offices	               2		        2		        1		      1		     1

<FN1>
(1)	Information for periods prior to 1993 relates to Manhattan Federal
Savings and Loan Association.
<FN2>
(2)	Loans are presented after adjustments for undisbursed loan funds, unearned fees and discounts, and the allowance for losses.
<FN3>
(3)	All per share amounts have been adjusted to give effect to the 5%
stock dividends paid by the Company in 1996, 1995, and 1994.
<FN4>
(4)	Net earnings per share for years prior to the 1993 conversion are pro forma and assume the common shares have been outstanding for 1992.
<FN5>
(5)	Represents the difference between the average yield on interest-
earning assets and the average cost of interest-bearing liabilities.
<FN6>
(6)	Represents net interest income as a percentage of average interest-
earning assets.
<FN7>
(7)	Net earnings per share, before the 1996 FDIC Special Assessment
(net of tax) was $1.59 per share

Management's Discussion And Analysis Of Financial Condition And
Results Of Operations

Overview

MNB Bancshares, Inc. (the "Company") is a one-bank holding company incorporated under the laws of the State of Delaware and is engaged in the banking business through its wholly-owned subsidiary, Security National Bank (the "Bank"). On December 31, 1995, the Company merged and consolidated Manhattan National Bank and Security State Bank to form Security National Bank.

While core earnings increased, due to the one-time special SAIF assessment of $449,000, earnings remained flat in comparison to 1995.
The Company realized net earnings in 1996 of $716,530 compared to $753,406 in 1995. The return on average assets amounted to .70% compared to .78% in 1995. Return on average equity was 6.54% and net earnings per share was $1.14. Based on this financial performance, the Board of Directors declared dividends totaling 32 cents per share in 1996, and a 5% stock dividend in August of 1996.

The tradition of quality assets continues and management's ongoing strategy to diversify the deposit and loan portfolios in order to increase profitability in the future has been successful. Focusing on customers' needs and the development of full service banking relationships has been instrumental to the Company's success. Management believes that the strong capital position of the Company puts it on solid ground and provides an excellent base for further growth and expansion.

The Bank is principally engaged in the
business of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to originate one-to-four family residential mortgage loans, multi-family residential mortgage loans and consumer and commercial loans.

Deposits of the Bank are insured by both the SAIF and the Bank Insurance Fund (the "BIF") of the Federal Deposit Insurance Corporation (the
"FDIC") up to the maximum amount allowed by applicable federal law and regulation. The Bank's primary regulator is the Office of the Comptroller of the Currency (the "OCC"). Additionally, the Bank is subject to regulation by the FDIC, as administrator of the SAIF and the BIF and by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") with respect to reserves required to be maintained against deposits and certain other matters. The Bank is a member of the Federal Home Loan
Bank of Topeka (the "FHLB") and the Federal Reserve Bank of Kansas
City.

As a bank holding company, the Company is subject to regulation and supervision by the Federal Reserve Board. The Company is also subject to various reporting and other requirements under the federal securities laws and the regulations of the Securities and Exchange Commission (the
"SEC").

Currently, the Company's business consists solely of the ownership of the Bank, with its main office in Manhattan, Kansas and a branch office in Auburn, Kansas a community ten miles southwest of Topeka, Kansas. The acquisition of Auburn Security Bancshares, Inc. and its wholly-owned subsidiary, Security State Bank located in Auburn, Kansas ("Auburn") was completed on April 1, 1995. The acquisition, which was accounted for using the purchase method of accounting, is reflected in the December 31, 1995 and 1996 consolidated balance sheet and consolidated statements of earnings since the acquisition date. In February, 1997, the Bank agreed to lease a facility at 6100 SW 21st Street in Topeka, Kansas. The Bank expects to commence operations of this branch facility in May, 1997. The Company's plan is to continue to enter complementary markets in an effort to enhance its asset base, long term earnings and resources.
Comparison Of Operating Results For The Years Ended December 31,
1996 And 1995

General. Net earnings for 1996 decreased 4.9% to $716,530 from $753,406 in 1995. Contributing to this decrease was an expense of $449,000 for the Company's one-time special assessment to fund the FDIC's recapitalization of the SAIF as mandated by the Omnibus
Appropriations bill which was signed into law on September 30, 1996.
With the recapitalization of the fund, expense for insurance of accounts will be reduced by approximately $100,000 per year for the current deposit account base assuming there are no increases in the insurance assessment rates. Absent this expense, earnings, net of tax would have been $1,006,032, an increase of $252,626, or 33.5%, over 1995. Net interest income after provision for loan losses increased $414,640 or 13.0% to $3,605,759. Gains on sale of loans decreased 20.9%, or $19,975, to $75,450, while fees and service charges increased $125,810, or 32.2%, to $517,124. Non-interest expense increased $615,366, or 23.5%, to $3,233,192. A major factor in the increase of both net interest income and fees and service charges was that operating results of Auburn are not reflected in the Company's results for the first quarter of 1995. The acquisition of Auburn also contributed to the increase in non interest expense, along with one-time expenses of approximately $60,000 associated with the consolidation of the subsidiary as well as the FDIC special assessment.

Interest Income. Interest income increased $619,146, or 8.8% to $7.7 million. Average interest-earning assets increased from $91.1 million in 1995 to $98.7 million in 1996. The average yield on interest-earning assets increased slightly from 7.7% to 7.8% in 1996. Interest income on loans increased $.4 million, or 7.9%, to $5.7 million. The increase in interest income on loans was higher due to both an increase in average loans outstanding and loans which repriced at higher rates. Interest earned on securities increased as securities matured and the proceeds were reinvested in higher yielding securities. Loans on one-to-four family residences held in the portfolio decreased 1.4% to $33.5 million from $34.0 million while commercial real estate increased 9.2% to $14.3 million. Additionally, consumer, student and non-mortgage commercial loans outstanding at December 31, 1996 decreased 1.6% to $15.5 million from $15.8 million. Interest income on investment and mortgage-backed securities increased
11.5% to $2.0 million from $1.8 million
in 1995.

Interest Expense. Interest expense increased $229,256, or 6.0%, compared to 1995. This increase was due in large part to a full year of expense at the Auburn facility and increased balances of interest-bearing liabilities. Deposit interest expense increased from $3.6 million in 1995 to $3.9 million in 1996, or 7.6%, due to an increase in average interest-bearing deposits of $9.5 million. Interest on borrowings, consisting of advances from the FHLB, declined 18.1% to $189,312, as these average balances outstanding declined $376,000.

Net Interest Income. Net interest income represents the difference between income derived from interest-earning assets and the expense on interest-bearing liabilities. Net interest income is affected by both (i) the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities.

Net interest income increased 12.1% to $3.6 million in 1996 compared to $3.2 million in 1995. This was the result of the yield on interest-earning assets remaining steady at approximately 7.7% while the cost of interest-bearing liabilities decreased from 4.7% to 4.5%. The Company has a ratio of interest-earning assets to interest-bearing liabilities of 109.6% which resulted in the net interest margin increasing from 3.6% in 1995 to 3.7% in 1996.

Provision For Loan Losses. The provision for loan losses decreased from $39,750 in 1995 to $15,000 in 1996. At December 31, 1996, the allowance for loan losses was $819,660, which was 1.3% of gross loans outstanding.
At December 31, 1995, this ratio was also 1.3%. No provision for loan losses was made during the first nine months of 1996. After the quarterly review of the portfolio and completing an economic analysis, a provision of $5,000 per month was resumed during the fourth quarter of 1996. This was due to the Bank's plans to expand its commercial lending activities.
At the same time, new guidelines for credit risk evaluation and documentation were created and implemented in response to the Bank's plans to increase its commercial loan portfolio. These factors will continue to be assessed and further changes in the provision will be made if circumstances warrant such changes. Net charge-offs in 1996 were $21,704, compared to $4,835 in 1995.

Noninterest Income. Noninterest income increased 29.7% to $683,297 in
1996 from $526,660 in 1995. The increase resulted from an increase of 32.2% in fees and service charges for deposit accounts and fees on loans to $517,124 from $391,314 in 1995 as a result of the acquisition of Auburn and a restructuring of fees and service charges on deposit accounts. The increase of 127.3% to $90,723 for other income includes the receipt of $69,808 in interest on an income tax refund related to the tax years of 1978 and 1979. This increase was partially offset by a decrease in the gains on sale of loans of $19,975 from $95,425 to $75,450, or 20.9%, and a loss of sale of investment securities available for sale of $15,213 as the Company sought to reposition its portfolio and lengthen its maturities.
Some lower-yield, short-term available-for-sale securities were sold and the proceeds reinvested in intermediate securities. The analysis done on these transactions indicated that they would be income-neutral for 1996.

Noninterest Expense. Noninterest expense increased $615,366, or 23.5%, to $3.2 million. Of this amount, $449,000 was attributable to the SAIF assessment. The inclusion of Auburn's operating results for the full year and several one-time expenses totaling approximately $60,000 due to consolidation of the subsidiary also contributed to this increase. The amortization of goodwill and core deposit intangibles related to the acquisition of Auburn increased $30,052, or 36.6%. Stationery, printing and office supplies increased $25,886, or 43.5%, as a result of the change of name and the consolidation of the bank subsidiaries. Occupancy and equipment expense increased 20.7% to $376,823, as the Auburn acquisition was reflected for the entire year and several one-time expenses were incurred during the conversion of the Auburn branch to the same data processing system as the main Manhattan facility. Other expenses increased $27,806, or 4.8%, also reflecting the acquisition. Partially offsetting these increases were decreases in advertising from $75,078 in 1995 to $61,151 in 1996 or by 18.6%. Absent the special assessment of $449,000, FDIC premiums decreased $39,395 as a refund of the premium for the fourth quarter was received as a result of the recapitalization of the SAIF fund

Average Assets/Liabilities. The following table sets forth information relating to average balances of interest-earning assets and interest-bearing liabilities for the years ended December 31, 1996, 1995 and 1994. This table reflects the average yields on assets and average costs of liabilities for the periods indicated (derived by dividing income or expense by the monthly average balance of assets or liabilities, respectively) as well as the "net interest margin" (which reflects the effect of the net earnings balance) for the periods shown.


Average Balance Sheets-Average Yields And Rates

	            			Year Ended December 31, 1996 		Year Ended December 31, 1995
				            Average			           Average	        Average			       Average
				              Balance	Interest	Yield/Rate	     Balance	Interest	Yield/Rate
Assets:
Interest-earning
assets:
Investment
securities(1)         	 $26,149	 $1,385		  5.30%	         $24,914	$1,331	  5.34%
Mortgage-backed
and
mortgage-
derivative
securities  			           8,609		   581		  6.75		           6,541	   432		 6.60
Loans receivable,
net(2)	                  63,894		 5,704		  8.93		          59,603		5,288		 8.87
Total interest-
earning assets       	   98,652		 7,670		  7.77		          91,058 	7,051		 7.74
Noninterest-
earning assets         	  4,065			                          5,415
Total			       	       $102,717				                       $96,473
Liabilities and
Stockholders' Equity:
Interest-bearing
liabilities:
Certificates of
deposit		              $47,113	  $2,638		  5.60% 		       $47,062	$2,566 		5.45%
Money market deposits	  15,984		    594		  3.71		          10,102   	466 		4.61
Other deposits		        24,203		    628		  2.59		          20,599   	557		 2.70
FHLB advances and
other borrowings(3)	     2,746		    189		  6.88		           3,122		  231 	7.40
Total interest-bearing
  liabilities			        90,046	   4,049		  4.49	        	  80,885	 3,820	4.72
Noninterest-bearing
liabilities	             1,715						                       5,519
Stockholders' equity		  10,956	                       				10,069
 Total			              $102,717					                     $96,473
Net interest income		             $3,621					                      $3,231
Interest rate
spread (4)	                                3.28%					                     3.02%
Net interest margin (5)	                   3.67%		                    				3.55%
Ratio of average
interest-earning
assets to average
interest-bearing
liabilities	                     109.56%					                       112.58%

				                    Year Ended December 31, 1994
				                         Average			          Average
				                         Balance	Interest	Yield/Rate
Assets:
Interest-earning assets:
Investment securities (1)	   $20,884	$948		       4.54%
Mortgage-backed and
mortgage-derivative
securities			                  5,295		282		       5.33
Loans receivable, net (2)	    51,375		4,181		     8.14
Total interest-earning assets	77,554		5,411		     6.98
Noninterest-earning assets	    2,224
Total				                     $79,778
Liabilities and Stockholders'
Equity:
Interest-bearing
liabilities:
Certificates of deposit		     $39,382	$1,753		    4.45%
 Money market deposits	        10,897		  318		    2.92
 Other deposits		              13,955		  343		    2.46
 FHLB advances and
 other borrowings (3)	          5,215		  374		    7.17
Total interest-bearing
  liabilities			               69,449		2,788		    4.01
Noninterest-bearing
liabilities	                    1,470
Stockholders' equity		          8,859
 Total			                     $79,778
Net interest income		                  $2,623
Interest rate spread (4)	                         2.96%
Net interest margin (5)	                          3.38%
Ratio of average interest-
earning assets to average
interest-bearing liabilities	          111.67%

<FN1>
(1)	Income on investment securities includes all securities, interest bearing deposits in other financial institutions and stock owned in
	the FHLB and the Federal Reserve.
<FN2>
(2)	Includes non-accrual loans.
<FN3>
(3)	During the third quarter of 1994, the Company prepaid $1.5 million
of its FHLB advances and incurred prepayment penalties	of $61,000.
<FN4>
(4)	Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of
	interest-bearing liabilities.
<FN5>
(5)	Net interest margin represents net interest income divided by average interest-earning assets.
Comparison Of Operating Results For The Years Ended December 31,
1995 And 1994

General. Net earnings for 1995 increased 15.0% to $753,406 from $654,951 in 1994. Included in this increase were net earnings from Auburn of $98,253. Although 1995 results reflected a continued improvement in net interest income of $607,549, or 23.2%, the increase in noninterest expense of $748,148, or 40.0%, and increased provision for loan losses of $34,750 offset this increase. Noninterest income increased $183,781, or 53.6%, which included an increase in gains on sale of loans of 20.6% to $95,425 compared to $79,136 in 1994 and an increase of 54.6% in fee and service charge income to $391,314 for 1995.

Interest Income. Interest income increased $1,639,455, or 30.3% to $7.1 million. Average interest-earning assets increased from $77.6 million in 1994 to $91.1 million in 1995. The average yield on interest-earning assets increased from 7.0% to 7.7% in 1995. Interest income on loans increased $1.1 million, or 26.5% to $5.3 million. While the acquisition of Auburn contributed a total of $774,049 to the interest income increase on loans, the interest on loans was also higher as loans repriced at higher rates. Interest earned on securities increased as securities matured and the proceeds were reinvested in higher yielding securities along with the acquisition which contributed $348,245. Loans on one-to-four family residences held in the portfolio increased 16.0% to $34.0 million while commercial real estate increased 14.4% to $13.1 million. Additionally, consumer, student and non-mortgage commercial loans outstanding at December 31, 1995 increased $3.9 million. Interest income on investment and mortgage backed securities increased 38.3% to $1.6 million from $1.2 million in 1994.

Interest Expense. Interest expense increased $1.0 million, or 37.0%, compared to 1994. This increase was due in large part (by approximately $550,000) to the acquisition of Auburn, and increased interest rates paid on deposits. Deposit interest expense increased from $2.4 million in 1994 to $3.6 million in 1995, or 48.7%, while interest on borrowings, consisting of advances from the FHLB declined 38.3% to $231,154, as those liabilities were paid as they matured.

Net Interest Income. Net interest income represents the difference between income derived from interest earning assets and the expense on interest-bearing liabilities. Net interest income is affected by both (i) the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities.

Net interest income increased $607,549, or 23.2%, to $3.2 million in 1995 compared to $2.6 million in 1994. This was the result of the yield on interest-earning assets increasing from 7.0% to 7.7% while the cost on interest-bearing liabilities increased from 4.0% to 4.7%. The Company had a ratio of interest-earning assets to interest-bearing liabilities of 112.6%, therefore, the net interest margin increased from 3.4% to 3.6% in 1995.

Provision For Loan Losses. The provision for loan losses increased
$34,750 from $5,000 in 1994 to $39,750 in 1995. At December 31, 1995,
the allowance for loan losses was $826,364, which was 1.3% of gross loans outstanding. At December 31, 1994, this ratio was 1.1%. Provisions for 1995 increased due in part to the Auburn acquisition and in part to the uncertainty surrounding the possible downsizing of Ft. Riley, a military base in the Manhattan market. In May, 1995, the Base Realignment and Closure Commission and Congress determined that a downsizing of approximately one-third of total troop strength would occur at Ft. Riley. It was not felt that this would have a materially adverse impact on the Company's loan portfolio. Management determined, after an assessment of these and other factors, including the quality of the portfolio, to reduce the provision during the third and fourth quarters of 1995. These factors will continue to be assessed and further changes in the provision will be made if circumstances warrant. Net charge-offs in 1995 declined to $4,835, compared to $30,164 in 1994.

Noninterest Income. Noninterest income increased 53.6% to $526,660 from $342,879 in 1994. The increase resulted from an increase in gains on the sale of loans from $79,136 in 1994 to $95,425 in 1995 and a significant increase of 54.6% in fees and service charges for deposit accounts and fees on loans to $391,314 from $253,049 in 1994. Of the increases in fees, $66,811 was attributed to the Auburn acquisition. The increase of $29,227 from 1994 for other income included a gain on the sale of some securities which were held in available-for-sale of $5,470 along with an increase of $6,523 in certificate of deposit early withdrawal penalty income. Additionally, the acquisition of Auburn contributed $9,630 to this increase in other income.

Noninterest Expense. Noninterest expense increased $748,148, or 40.0%, to $2.6 million. Of this amount, $537,486 was attributable to the Auburn acquisition, of which $82,045 was the amortization of goodwill and core deposit intangibles due to the purchase accounting method utilized in the acquisition. Compensation and benefits increased $356,542, or 44.1%, including incentive plan accruals of $55,500 in 1995 compared to $16,900 in 1994. Other expenses increased $139,872 or 32.3%, due to a number of factors as well as due to the acquisition, which contributed $102,380 to this amount. Professional fees increased from $97,575 to $139,848. This increase included $44,926 for a consulting study conducted in an effort to review, standardize and consolidate operating activities performed by the Company's subsidiaries. Because of the steps taken as a result of the study, the Company believes it will enhance earnings and reduce expenses during the coming years. Data processing increased $14,580 compared to 1994 and Federal Deposit Insurance premiums increased 10.2% to $161,028. Occupancy and equipment expenses increased $80,299, or 34.6%, due to the acquisition and increased depreciation expense for new data processing equipment.



Capital Resources And Liquidity

Assets. The Company's total assets increased to $103.4 million at December 31, 1996 compared to $101.2 million at December 31, 1995.
The primary ongoing sources of funds of the Company are deposits, proceeds from principal and interest payments on loans and mortgage-backed securities and proceeds from the sale of mortgage loans and mortgage-backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition and the restructuring of the financial services industry.

The primary investing activities of the Company are the origination of loans and the purchase of investment securities. During the years ended
December 31, 1996, 1995 and 1994, the Company originated mortgage loans in the amounts of $29 million, $20 million, and $15 million, respectively. Mortgage loans originated for retention in the Company's portfolio, which includes commercial real estate loans, amounted to $19.9 million, $9.5 million and $9.0 million for the years ended December 31, 1996, 1995 and 1994, respectively. The balance of the loans originated were sold in the secondary market. Generally, the Company originates fixed rate mortgage loans for immediate sale and does not originate and warehouse those loans for resale in order to speculate on interest rates. During the years ended December 31, 1996, 1995 and 1994, the Company originated a total of consumer, commercial non-mortgage, and guaranteed student loans of approximately $11.1 million, $9.4 million, and $12.3 million, respectively. Management will continue its efforts to diversify the loan portfolio.

During the years ended December 31, 1996, 1995 and 1994, the Company purchased securities to be held-to-maturity and available-for-sale in the amounts of $15.6 million, $16.1 million, and $8.4 million, respectively. This was funded primarily by deposits, maturities of existing securities and by the sale of fixed-rate mortgage loans totaling $10.3 million, $10.6 million, and $6.5 million, in 1996, 1995 and 1994, respectively.

The quality of the loan portfolio continues to be strong as evidenced by the small number and amount of loans past due 30 days or more. As of December 31, 1996, three real estate loans were more than 30 days past due with a total balance of $95,586, which is 0.2% of total loans outstanding. Additionally, four residential loans totaling $53,916 were on non-accrual status as of December 31, 1996. Excluding guaranteed student loans, there were six consumer loans over 30 days past due in the amount of $10,431, which was less than 0.1% of total loans outstanding. Three commercial loans with a balance of $173,197, or 0.3% of the portfolio, were over 30 days past due. One SBA loan with a balance of $86,217 was on non-accrual. During 1996, approximately $19,000 was charged off on this loan and the remaining amount of $86,217 is the guaranteed portion and will be recovered.


Liabilities. Interest-bearing liabilities at December 31, 1996 totaled $85.1 million. This is a slight increase from $84.6 million at December 31, 1995.

The deposit base continues to diversify consistent with management's overall efforts to lower interest costs. Noninterest-bearing demand deposits increased $.6 million from December 31, 1995 to $5.3 million, or 6.1% of total deposits at December 31, 1996. NOW account deposits increased
$2.0 million to $15.2 million at the end of 1996 from $13.2 million at December 31, 1995 and represented 17.5% of the deposit base at December 31, 1996, compared to 15.2% at December 31, 1995. Savings accounts represented 6.0%, compared to 6.8% at the end of 1995, and certificates of deposit represented 54.6% of the deposit base at December 31, 1996, compared to 56.4% of the deposit base at the end of 1995.

Certificates of deposit at December 31, 1996 which were scheduled to mature in one year or less totaled $34.7 million. Historically, maturing deposits have remained and management believes that a significant portion of the deposits maturing in one year or less will remain with the Company upon maturity.

Cash Flows. Cash flow from operating activities was $2.4 million for the year ended December 31, 1996, compared to $0.5 million for 1995.

Net cash used in investing activities was $1.6 million in 1996 compared to $1.2 million in 1995. Net loans decreased approximately $0.5 million in 1996 versus an increase of $0.9 million in 1995 and a decline of $2.3 million in 1994. Maturities and prepayments of investment securities held-to-maturity were $6.9 million in 1996 versus $7.5 million in 1995 and $8.8 million in 1994. Purchases of securities held-to-maturity declined to $0.9 million in 1996 compared to $6.3 million in 1995. Purchases of securities available-for-sale in 1996 were $14.7 million compared to $9.8 million in 1995.

Net cash provided by financing activities was $0.9 million in 1996 compared to $2.0 million provided in 1995. Deposits increased $.3 million in 1996 compared to $5.9 million in 1995. FHLB advances increased $.8 million in 1996 compared to a decrease of $3.8 million in 1995.

Liquidity. The Company's most liquid assets are cash and cash equivalents and investment securities available-for-sale. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At December 31, 1996, and 1995 these assets totaled $27.7 million and $18.8 million, respectively. During periods in which the Company is not able to originate a sufficient amount of loans and/or periods of high principal prepayments, the Company increases its liquid assets by investing in short-term U.S. Government and agency securities.

Liquidity management is both a daily and long-term function of management strategy. Excess funds are generally invested in short-term investments. In the event that the Company requires funds beyond its ability to generate them internally, additional funds are available through the use of FHLB advances, a line of credit with the FHLB, or through sales of securities. At December 31, 1996, the Company had outstanding FHLB advances of $3.3 million, and no borrowings were outstanding on its $12.0 million line of credit with the FHLB. Additionally, the Company has guaranteed a loan made to the Company's Employee Stock Ownership
Plan (the "ESOP") with a balance at December 31, 1996 of $315,020. The loan was made to fund the ESOP's purchase of shares in the Company's common stock offering in 1993. The total other borrowings by the Company were $3.6 million at December 31, 1996, compared to $2.9 million at December 31, 1995.

At December 31, 1996, the Company had outstanding loan commitments of $6.9 million. Management anticipates that sufficient funds will be available to meet current loan commitments. These commitments consist of letters of credit, unfunded lines of credit and commitments to finance real estate loans. The following table shows the commitments outstanding for each category.


LOAN COMMITMENTS
                                 				Amount
Letters of credit		                  $386,350
Unfunded lines of credit	            4,149,374
Real Estate Loans:
Construction			                      1,964,720
Purchases	  		                         365,879
Total				                            $6,866,323

Capital. The Federal Reserve Board has established capital requirements for bank holding companies which generally parallel the capital requirements for national banks under the Office of the Comptroller of the Currency (the "OCC") regulations. The regulations provide that such standards will generally be applied on a bank-only (rather than a consolidated) basis in the case of a bank holding company with less than $150 million in total consolidated assets, such as the Company. The Company's total capital of $11.3 million is, however, well in excess of the Federal Reserve Board's consolidated minimum capital requirements.

At December 31, 1996, the Bank continued to maintain a sound Tier 1 capital ratio of 8.70% and a risk based capital ratio of 18.22%. As shown by the following table, the Bank's capital exceeded the minimum capital requirements: (dollars in thousands)

				                         Amount	  Percent
Required
Tier 1 Leverage Capital	     $8,956		 8.70%		   4.00%
Risk Based Capital		         $9,616		18.22%	    8.00%

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

Dividends

During 1996, dividends of $.32 per share were paid to the stockholders and a 5% stock dividend was paid August 12, 1996 to all stockholders of record on July 29, 1996. The cash dividend is an increase from 1995 of $.08 per share.

The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank's current year's net earnings plus the adjusted retained earnings for the two preceding years.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 1996. As of December 31, 1996, approximately $.8 million was available to be paid as dividends to the Company by the Bank.

Impact Of Recently Issued Accounting Standards
In 1996, the Company adopted Statement of Financial Accounting
Standard (SFAS) No. 122 related to mortgage loan origination costs in 1996 and the related impact on the financial statements was immaterial. The Company also adopted SFAS No. 123, "Accounting for Stock-Based Compensation" in 1996. The Company has chosen not to apply the accounting provisions of SFAS No. 123 in its financial statements, but rather to disclose proforma amounts if materially different from reported results.

The Company will adopt SFAS Nos. 125 and 127 relating to transfers and servicing of financial assets and extinguishments of liabilities during 1997 and 1998, according to the effective dates required by SFAS No. 125 and
127. The adoption of the statements is not expected to have a material effect on the financial statements.

Effects Of Inflation

The Company's financial statements and accompanying footnotes have been prepared in accordance with GAAP (generally accepted accounting principles), which generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation can be found in the increased cost of the Company's operations because the assets and liabilities of the Company are primarily monetary and interest rates have a greater impact on the Company's performance than do the effects of inflation.

Asset/Liability Management

Since the mid 1980s, the Bank has emphasized the origination of adjustable rate mortgages for portfolio retention to reduce the sensitivity of its earnings to interest rate fluctuations. Interest rate "gap" analysis is a common, though imperfect, measure of interest rate risk which measures the relative dollar amounts of interest-earning assets and interest-bearing liabilities which reprice within a specific time period, either through maturity or rate adjustment. The "gap" is the difference between the amounts of such assets and liabilities that are subject to such repricing. A "positive" gap for a given period means that the amount of interest-earning assets maturing or otherwise repricing within that period exceeds the amount of interest-bearing liabilities maturing or otherwise repricing during that same period. In a rising interest rate environment, an institution with a positive gap would generally be expected, absent the effects of other factors, to experience a greater increase in the yield of its assets relative to the cost of its liabilities. Conversely, the cost of funds for an institution with a positive gap would generally be expected to decline less quickly than the yield on its assets in a falling interest rate environment. Changes in interest rates generally have the opposite effect on an institution with a "negative" gap.

Following is the "static gap" schedule for the Company. All loans are based on scheduled repricing, with no prepayment assumptions. Mortgage-backed securities are based on assumed maturities. All assets are reflected at amortized cost.

Certificates of deposit reflect contractual maturities only. Money market accounts are rate sensitive and have been included as repricing immediately in the first period. Savings and NOW accounts are not as rate sensitive as money market accounts and for that reason are not included in the calculation.

The Company has been successful in meeting the interest sensitivity objectives set forth in its policy. This has been accomplished primarily by managing the assets and liabilities while maintaining the traditional high credit standards of the Company.

Management believes the Company is appropriately positioned for future interest rate movements, although it may experience some fluctuations in net interest income due to short term timing differences between the repricing of assets and liabilities.


Interest-Earning Assets And Interest-Bearing Liabilities Repricing Schedule
("GAP" Table)


                               At December 31, 1996
                              (dollars in thousands)
		                                     More than	  More than
			                       3 months	    3 to 6		    6 to 12		  1 to 3		3 to 5		Over
			                       or less		    months		    months		   years		 years		 5 years	 Total
Interest-earning assets
Overnight investments	    $3,956		     $0		        $0		       $0		    $0		    $0		     $3,956
Investment securities	     3,185		      1,972		     2,453		    9,442		 3,822		   631		 21,505
Mortgage-backed
securities		                 993		         67		     3,328		    6,644		   702		     0		 11,734
Loans			                  15,934		      8,748		     15,849		   12,119		4,530		  5,991		63,171
Total interest-earning
assets			                 $24,068	     $10,787	     $21,630	   $28,205	$9,054		$6,622		 $100,366

Interest-bearing
liabilities
Certificates of deposit	   $9,015		    $7,714		     $17,947	   $10,673	$2,002		$0		     $47,351
Money market deposit
accounts		                 13,785		         0             0          0      0		  0        13,785
Borrowed money	               500		       300		       2,044		      597		  112		 62		       3,615
Total interest-bearing
liabilities		             $23,300	     $8,014		     $19,991	    $11,270	$2,114		$62		   $64,751

Interest sensitivity gap
per period		                 $768		    $2,773		      $1,639		   $16,935	$6,940		$6,560		$35,615
Cumulative interest
sensitivity gap		            $768		    $3,541		      $5,180		   $22,115	$29,055	$35,615       0

Cumulative gap as a
percent of total
interest earning  assets			 0.77%		     3.53%		       5.16%		    22.03%	28.95%	 35.49%

Cumulative interest
sensitive assets
as a percent of
cumulative interest
sensitive liabilities	    103.30%	    111.31%	       110.10%	   135.34%	144.91%	155.00%


Safe Harbor Statement under the Private Securities
Litigation Reform Act of 1995

This annual report, including the President's Letter to Stockholders, contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe,"
"expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiary include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

Independent Auditors' Report

The Board of Directors
MNB Bancshares, Inc.:

We have audited the accompanying consolidated balance sheets of MNB Bancshares, Inc. and subsidiary (the Company) as of December 31, 1996 and 1995 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick
Kansas City, Missouri
January 31, 1997



MNB BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets December 31, 1996 and1995

Assets		                    1996		        1995
Cash and cash equivalents:
Cash									               $2,670,159	   $2,136,418
Interest-bearing deposits
in other financial
institutions		               1,900,000	      787,599
Total cash and cash
equivalents					             4,570,159	    2,924,017

Investment securities:
Held-to-maturity 						    	10,113,010	   16,403,035
Available-for-sale							   23,125,844	   15,925,916
Loans, net 							         	62,369,858	   61,883,135
Loans held-for-sale							     179,190	      699,129
Premises and equipment,
net of accumulated
depreciation		               1,325,798	    1,384,052
Accrued interest and other
assets 					                 1,736,565	    1,965,652
Total assets				           	$103,420,424	$101,184,936

Liabilities and
Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing demand				$5,260,221	  $4,651,830
Money market and NOW						    28,936,080	  27,121,850
Savings								                5,162,275	   5,908,323
Time, $100,000 and greater					6,760,011   	7,317,517
Time, other				              	40,591,363	  41,399,923
Total deposits							        	86,709,950	  86,399,443

Federal funds purchased						          0    		325,000
Other borrowings							        3,615,020	   2,555,915
Accrued interest and
expenses, taxes and other
liabilities		                  1,761,289	   1,094,329
Total liabilities	 						    	92,086,259  	90,374,687

Stockholders' equity:
Common stock, $.01 par,
1,500,000 shares authorized;
605,215 and 576,514 shares
issued and outstanding at
1996 and 1995							               6,052  		    5,765
Additional paid-in capital					6,321,016  	 5,726,704
Retained earnings	 						      5,340,873	   5,410,733
Unearned employee benefits						(315,020)	   (355,915)
Unrealized gain (loss) on
investment securities available-
for-sale, net of tax  							    (18,756)	     22,962
Total stockholders' equity					11,334,165	 10,810,249

Commitments and contingencies					     0		         0
Total liabilities and
stockholders' equity			      	$103,420,424	$101,184,936

See accompanying notes to consolidated financial statements



MNB BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Earnings Years ended December 31, 1996, 1995 and1994

                            1996		      1995		        1994
Interest income:
Loans							                $5,704,030	 $5,287,738	   $4,180,899
Investment securities					   1,852,665	  1,595,203	    1,153,027
Other							                    13,214		   167,822	       77,382
Total interest income					   7,669,909	  7,050,763	    5,411,308

Interest expense:
Deposits 						              3,859,838 	 3,588,740	    2,413,619
Other borrowings					          189,312	    231,154	      374,369
Total interest expense					  4,049,150	  3,819,894	    2,787,988

Net interest income					     3,620,759	  3,230,869	    2,623,320

Provision for loan losses 				  15,000		    39,750		       5,000
Net interest income after
provision for loan losses	   3,605,759	  3,191,119	    2,618,320

Noninterest income:
Fees and service charges				   517,124	    391,314	      253,049
Gains on sales of loans				     75,450		    95,425		      79,136
Other							                    90,723		    39,921		      10,694
Total noninterest income				   683,297	    526,660	      342,879

Noninterest expense:
Compensation and benefits				1,220,615	  1,165,023  	    808,481
Occupancy and equipment				    376,823	    312,224	      231,925
Federal deposit insurance
premiums			                    570,633	    161,028	      146,138
Data processing					           115,312	    124,679	      110,099
Amortization						             112,097	     82,045		           0
Stationery, printing and
office supplies 		              85,405		    59,519		      41,872
Professional fees					         151,041	    139,848	       97,575
Other							                   601,266	    573,460	      433,588
Total noninterest expense				3,233,192	  2,617,826	    1,869,678

Earnings before income taxes	1,055,864  	1,099,953	    1,091,521

Income taxes 						            339,334	    346,547	      397,610
Earnings before
extraordinary item			          716,530	    753,406	      693,911

Extraordinary loss on early
retirement of
other borrowings, net of tax	 			    0		         0		      38,960
Net earnings						            $716,530	   $753,406	     $654,951

Earnings per share:
Before extraordinary loss				 $1.14		     $1.24		       $1.27
Extraordinary loss on early
retirement of
other borrowings					             0		         0		        0.07
Net earnings per share 				   $1.14		     $1.24		       $1.20

Average common and common
equivalent shares
outstanding					              630,864	    606,320	      547,551

See accompanying notes to consolidated financial statements


MNB BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity Years ended December 31,
1996, 1995 and 1994

	                	                                   		                   Net
								                             Additional		             Unearned	   unrealized gain
						                  Common       paid-in	     Retained	   employee	   (loss) on
						                  stock		      capital		    earnings	   benefits	   securities	      Total
Balance at December 31,
1993		                  $4,629	      3,998,943	   5,127,919	  (429,662)	             0 		   8,701,829
January 1, 1994
adoption of Statement
of Financial Accounting
Standards No. 115 -
unrealized loss on
investment securities
available-for-sale,
net of tax			                0		             0		          0	         0		       (278)	          (278)
Net earnings					            0 		            0 		   654,951	         0 		            0		       654,951
Dividends paid ($.23
per share)		                 0		             0		   (119,834)	        0		             0		      (119,834)
Reduction of unearned
employee benefits	           0		             0		          0		   35,595	              0		        35,595
Issuance of 2,375 shares
under stock option
plan						                  24		        23,726		          0		        0		             0		        23,750
5% stock dividend
(23,150 shares)		          231		       373,156	    (373,387)	        0		             0		             0
Changes in fair value
of investment
securities available-
for-sale, net of tax	        0		             0		          0		        0		      (181,977)	      (181,977)
Balance at December 31,
1994		                   4,884		      4,395,825	  5,289,649	   (394,067)	     (182,255)	       9,114,036
Net earnings					            0		              0		   753,406	          0		            0		       753,406
Dividends paid ($.24
per share)		                 0 		             0		  (139,018)	         0		            0		      (139,018)
Reduction of unearned
employee benefits	           0		              0		         0		    38,152  	           0		         38,152
Issuance of 52 shares
under stock option
plan					                    1		            519		         0		         0		            0		            520
5% stock dividend
(27,342 shares)		          273		        493,031	   (493,304)  	       0		            0		              0
Issuance of 60,720 shares
in purchase
acquisition					           607		        837,329	          0		         0		            0		        837,936
Change in fair value of
investment securities
available-for-sale,
net of tax		                 0		              0		         0		         0		       205,217	       205,217
Balance at December 31,
1995		                   5,765		      5,726,704	  5,410,733	    (355,915)	       22,962		      10,810,249

Net earnings					            0		              0		   716,530	           0		            0		         716,530
Dividends paid ($.32
per share)		                 0		              0		  (191,791)	          0		            0		       (191,791)
Reduction of unearned
employee benefits	           0		              0		         0 		    40,895 	            0		        40,895
5% stock dividend
(28,701 shares)		          287		        594,312	   (594,599)	          0		            0		             0
Change in fair value
of investment securities
available-for-sale,
net of tax		                 0		              0		         0		          0  		    (41,718)	       (41,718)
Balance at December 31,
1996		                  $6,052		       6,321,016	 5,340,873	    (315,020)	      (18,756)	        11,334,165

See accompanying notes to consolidated financial statements


MNB BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows Years ended
December 31, 1996, 1995 and 1994

                                		1996          1995          1994
Cash flows from operating
activities:
Net earnings   					              $716,530	     $753,406	     $654,951
Adjustments to reconcile net
earnings to net cash provided
by operating activities:
Provision for loan losses	   		     15,000		      39,750	   	    5,000
Depreciation and amortization   		 315,757	      241,850	      124,860
Amortization of loan fees			       (44,858)	     (36,798)	     (44,390)
Deferred income taxes			           (53,365)   	 (194,727)	     (23,762)
Net (gain) loss on sales of
investment securities available
-for-sale			                        15,213		      (5,470)	           0
Net gain on sales of loans			      (75,450)   	  (95,425)	     (79,136)
Loss on sale of premises and
equipment	                           7,454	   	        0             0
Proceeds from sale of loans			    10,316,625	    10,630,608	   6,510,198
Origination of loans for sale			  (9,721,236)	   (11,234,312)	 (5,941,709)
Accretion of discounts and
amortization of premiums on
investment securities, net	           12,969		      (34,399)	      77,310
Changes in assets and liabilities:
Accrued interest and other assets		  138,334	        57,908	      (33,524)
Accrued expenses, taxes and other
liabilities	                         744,068	       364,626	     (397,928)
Net cash provided by operating
activities	                        2,387,041	       487,017	      851,870

Cash flows from investing
activities:
Net (increase) decrease in loans		  (485,488)	      878,548      (2,266,854)
Maturities and prepayments of
investment
securities held-to-maturity			     6,905,474	      7,538,050	     8,807,120
Purchases of investment securities
held-to-maturity				                (898,789)	    (6,253,745)	   (8,377,811)
Maturities and prepayments of
investment
securities available-for-sale			    4,159,394	     5,036,531	       134,480
Purchases of investment securities
available-for-sale 				            (14,681,433)	  (9,831,440)	            0
Proceeds from sale of investment
securities
available-for-sale				               3,511,808	    1,139,674	             0
Proceeds from sales of foreclosed
assets	                                  7,279		      90,972		       78,929
Purchases of premises and equipment,
net	                                  (152,860)	     (97,193)	     (115,273)
Net cash received from Auburn
acquisition	                                 0		     317,115	             0
Net cash used in investing
activities		                        (1,634,615)	  (1,181,488)	   (1,739,409)

Cash flows from financing
activities:
Net increase in deposits			            310,507	    5,920,757         89,068
Net decrease in securities sold
under agreements to repurchase			            0		           0 		  (3,000,000)
Federal Home Loan Bank advances
(repayment) and federal funds
purchased,  net						                  775,000	   (3,775,000)	      600,000
Issuance of common stock under stock
option plan					                             0		         520		       23,750
Payment of dividends				              (191,791)	     (139,018)	    (119,834)
Net cash provided by (used in)
financing activities					              893,716	     2,007,259	   (2,407,016)
Net increase (decrease) in cash and
cash equivalents					                 1,646,142	    1,312,788 	  (3,294,555)

Cash and cash equivalents at
beginning of  year						              2,924,017	    1,611,229	    4,905,784
Cash and cash equivalents at end
of year	                              $4,570,159	   $2,924,017	   $1,611,229

Supplemental disclosure of cash
flow information:
Cash paid during the year for
income taxes	                          $531,000	      $522,000	     $568,000
Cash paid during the year for
interest		                           $4,206,000     $3,860,000	   $2,820,000

Supplemental schedule of
noncash investing activities-
transfer of loans to real estate
owned						                           $ 29,000	            $0        $76,000

See accompanying notes to consolidated financial statements.

MNB BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 1996, 1995 and 1994
(1) Summary of Significant Accounting Policies

(a) 	Principles of Consolidation
The accompanying consolidated financial statements include the accounts of MNB Bancshares, Inc. (the Company) and its wholly-owned subsidiary, Security National Bank (formerly Manhattan National Bank and Security State Bank which were merged on December 31, 1995). Intercompany balances and transactions have been eliminated in consolidation.

(b) 	Investment Securities
The Company classifies its investment securities portfolio as held-to-maturity, which are recorded at amortized cost, or available-for-sale, which are recorded at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity until realized, in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Pursuant to SFAS No. 115 implementation guidance issued in 1995 by the Financial Accounting Standards Board
(FASB), the Company reclassified certain held-to-maturity securities with aggregate cost and fair value of approximately $1,443,000 and $1,447,000, respectively, to available-for-sale in December 1995.

Premiums and discounts are amortized over the estimated lives of the securities using a method which approximates the interest method. Gains and losses on sales are calculated using the specific identification method.

(c) 	Loans, Loans Serviced for Others and Related Earnings
Management determines at the time of origination whether loans will be held for the portfolio or sold in the secondary market. Generally, fixed rate mortgage loans are originated and underwritten for resale in the secondary mortgage market. That decision depends on a number of factors, including the yield on the loan and the term of the loan, market conditions and the current gap position.

Mortgage loans originated and intended for sale in the secondary market are recorded at the lower of aggregate cost or estimated fair value. Fees received on such loans are deferred and recognized in income as part of the gain or loss on sale. Net unrealized losses are recognized in a valuation allowance by charges to income. Fees received on other loans in excess of amounts representing the estimated costs of origination are deferred and credited to interest income using the interest method.

The FASB issued SFAS No. 114, "Accounting by Creditors for
Impairment of a Loan," in 1993 and SFAS No. 118, "Accounting by
Creditors for Impairment of a Loan- Income Recognition and
Disclosures," in 1994. SFAS No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's interest rate, at the loan's observable market price or at the fair value of the loan's collateral. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the original terms of the loan agreement. The Company adopted the provisions of SFAS Nos. 114 and 118 on January 1, 1995. The impact of these statements on the consolidated financial statements of the Company was immaterial.

Accrual of interest on nonperforming loans is suspended when, in the opinion of management, the collection of such interest or the related principal is less than probable. Any interest received on non-accrual loans is credited to principal.

The Company adopted the provisions of SFAS No. 122, "Accounting for
Mortgage Servicing Rights," effective
January 1, 1996. Under the provisions of SFAS No. 122, the value of servicing rights are capitalized when the related loan is sold with servicing retained, and the resulting asset is amortized over the expected life of the loan. The adoption of SFAS No. 122 was not material to the Company's reported results.

(d)	Allowance for Loan Losses
Provisions for losses on loans are based upon management's estimate of the amount required to maintain an adequate allowance for losses, relative to the risk in the loan portfolio. The estimate is based on reviews of the loan portfolio, including assessment of the estimated net realizable value of the related underlying collateral, and upon consideration of past loss experience, current economic conditions and such other factors which, in the opinion of management, deserve current recognition. Amounts are charged off as soon as probability of loss is established, taking into consideration such factors as the borrower's financial condition, underlying collateral and guarantees. Loans are also subject to periodic examination by regulatory agencies. Such agencies may require charge-offs or additions to the allowance based upon their judgments about information available at the time of their examination.

(e)	Stock in Federal Home Loan Bank and Federal Reserve Bank
The Bank is a member of the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank (FRB) systems. As a FHLB member, the Bank is required to purchase and hold stock in the FHLB of Topeka in an amount equal to the greater of (a) 1% of unpaid residential loans, (b) 5% of outstanding FHLB advances, or (c) 0.3% of total assets. FHLB and FRB stock are included in available-for-sale securities.

(f)	Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation. Depreciation is provided principally using the straight-line method over the estimated useful lives, ranging from 3 to 31.5 years, of the assets. Major replacements and betterments are capitalized while maintenance and repairs are charged to expense when incurred. Gains or losses on dispositions are reflected in current operations.

(g)	Intangible Assets
The core deposit intangible asset and goodwill arising from the acquisition of Auburn Security Bancshares, Inc. (see note 2) is being amortized over ten (accelerated) and fifteen (straight-line) years, respectively. When facts and circumstances indicate potential impairment, the Company evaluates the recoverability of asset carrying values, including intangible assets, using estimates of undiscounted future cash flows over remaining asset lives.
When impairment is indicated, any impairment loss is measured by the excess of carrying values over fair values.

(h)	Income Taxes
The Company records deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(i)	Use of Estimates
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(j)	Earnings Per Share
Earnings per share have been computed based upon the average number of common and common equivalent shares outstanding during each year.
Earnings per share for all periods presented have been adjusted to give effect to the
5% stock dividends paid by the Company in 1994, 1995 and 1996.

(k)	Stock-based Compensation
The Company adopted the provisions of SFAS No. 123, "Accounting for Stock-based Compensation," in 1996. SFAS No. 123 requires that the value of options and similar stock-based compensation awarded to employees be recorded as compensation expense. Alternatively, SFAS No.
123 allows pro forma disclosure of net earnings and earnings per share as if the accounting provisions had been applied. The Company has chosen not to apply the accounting provisions of SFAS No. 123 in its consolidated financial statements but rather to disclose pro forma amounts if materially different from reported results.

(l)	Reclassification
Certain amounts have been reclassified to conform to the current year presentation.


(2)	Acquisition

On April 1, 1995, the Company acquired Auburn Security Bancshares, Inc. (Auburn), and its wholly-owned subsidiary, Security State Bank.
Subsequently, Manhattan National Bank and Security State Bank were merged. Auburn had consolidated assets of approximately $20 million.
The Company acquired 100% of the outstanding common stock of Auburn for approximately $2 million. The purchase price, including related costs of acquisition, included cash of approximately $970,000 and 60,720 shares of the Company's common stock. The acquisition, which was accounted for as a purchase, resulted in a core deposit intangible asset and goodwill of approximately $461,000 and $512,000, respectively.

Pro forma revenues, net earnings and earnings per share amounts, as if the acquisition had been consummated
January 1, 1994, are as follows:

                                      		1995		         1994
Net interest income plus other
income 				                             $3,963,462	    $3,621,412
Net earnings before extraordinary
loss					                                  781,822	       752,246
Net earnings per share before
extraordinary loss 			                        1.27		         1.22


(3) Investment Securities

A summary of investment securities information is as follows:
                       								          Gross		        Gross
	                         Amortized	     unrealized	    unrealized	    Estimated
								                  cost		         gains	         losses		       fair value
December 31, 1996:
Held-to-maturity:
U.S. government
and agency obligations
maturing:
In less than one year						$3,093,600	   13,000	  	             0		     3,106,000
After one year but within
five years				              2,001,757	   18,000	                0		     2,020,000
Subtotal							             5,095,357	   31,000	                0		     5,126,000

Municipal obligations
maturing:
In less than one year 						    6,000		       0	                0		         6,000
After one year but within
five years 				             1,927,195	    5,000	            8,000		      1,924,000
After five years but
within ten years				          369,860	    2,000	            1,000		        371,000
Subtotal							             2,303,055	    7,000	            9,000		      2,301,000

Mortgage-backed
securities	  				           2,714,598	   16,000	 	          4,000	  	    2,727,000
Total								               $10,113,010	 54,000		          13,000		     10,154,000

Available-for-sale:
U.S. government and agency
obligations maturing:

In less than one year						 $2,533,787	  19,389	 	          1,199		     2,551,977
After one year but within
five years	  			             9,346,028	  18,317	           47,050		     9,317,295
Subtotal							             11,879,815	  37,706	           48,249		    11,869,272

Municipal obligations
maturing:
In less than one year 						   400,000	       0		             934		       399,066
After five years but within
ten years				                  260,684	       0	              938		       259,746
Subtotal							                660,684	       0	            1,872		       658,812

Mortgage-backed securities				9,036,473 	28,036		          44,982		     9,019,527
  FHLB stock							             941,700	      0	                0		       941,700
  Other stock							            637,461	      0	              928		       636,533
Total								               $23,156,133	 65,742	            96,031		   23,125,844

December 31, 1995:
Held-to-maturity:
U.S. government and agency
obligations maturing:
In less than one year						 $5,752,027	  27,000	             3,000 		   5,776,000
After one year but within
five years	  			             6,101,371	  73,000	             4,000	  	  6,170,000
Subtotal							             11,853,398	 100,000	             7,000		   11,946,000

Municipal obligations
maturing:
In less than one year 						    56,000		      0		                0		       56,000
After one year but within
five years 				              1,035,600	   6,000		            2,000		    1,040,000
After five years but
within ten years				           376,218	   1,000		            5,000		      372,000
Subtotal							              1,467,818	   7,000	             7,000		    1,468,000

Mortgage-backed securities			3,081,819	  14,000		           15,000		    3,081,000
Total								              $16,403,035	 121,000	            29,000		   16,495,000

Available-for-sale:
U.S. government and agency
obligations maturing:
In less than one year 						3,701,090	   64,385		           15,767		    3,749,708
After one year but within
five years				             $5,580,890	   21,139		            5,102		    5,596,927
Subtotal							             9,281,980	   85,524	            20,869		    9,346,635

Mortgage-backed securities		5,665,064   	21,085		           50,568		    5,635,581
  FHLB stock							           883,700        	0	                 0		      883,700
  FRB stock							             60,000		       0	                 0		       60,000
Total								              $15,890,744	 106,609             71,437	    15,925,916

Except for U. S. government and agency obligations, no investment in a single issuer exceeded 10% of stockholders' equity.

At December 31, 1996 and 1995, securities pledged to secure public funds on deposit had a carrying value of approximately $20,315,000 and
$17,065,000

(4)	Loans

Loans consist of the following at December 31:
                           					1996		         1995
Mortgage loans:
One-to-four family residential 	$33,498,175	   33,979,182
Commercial 				                  14,311,542	   13,104,277
Commercial loans 			              7,139,729	    7,075,165
Consumer loans 			                4,696,385	    4,293,951
Student loans				                 3,708,718	    4,428,373
Total					                       63,354,549	   62,880,948

Less:
Loans in process 			                 14,031		      12,430
Deferred loan fees			               151,000	      159,019
Allowances for loan losses		        819,660	      826,364
Loans, net				                  $62,369,858	   61,883,135


The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet customer financing needs. These financial instruments consist principally of commitments to extend credit. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company's exposure to credit loss in the event of nonperformance by the other party is represented by the contractual amount of those instruments. The Company does generally require collateral or other security on unfunded loan commitments. However, collateral is normally obtained with regard to irrevocable letters of credit. The Company's outstanding commitments to originate and sell loans are immaterial.

The Company is exposed to varying risks associated with concentrations of credit relating primarily to lending activities in specific geographic areas. The Company's principal lending area consists of Manhattan, Kansas, Auburn, Kansas and the surrounding communities, and substantially all of the Company's loans are to residents of, or secured by, properties located in its principal lending area. Accordingly, the ultimate collectibility of the Company's loan portfolio is dependent upon market conditions in those areas. These geographic concentrations are considered in management's establishment of the allowance for loan losses.

A summary of the activity in the allowance for loan losses is as follows:

                             	1996		        1995		        1994
Balance at beginning of year		$826,364	     562,041	      587,205
Provision				                   15,000		     39,750		       5,000
Allowance for loan loss of
acquired bank				                    0		     229,408	           0
Charge-offs				                (27,136)	     (28,608)	    (45,732)
Recoveries				                   5,432		      23,773	 	    15,568
Balance at end of year 		     $819,660	      826,364	     562,041

At December 31, 1996 and 1995, impaired loans, as defined by SFAS No. 114, aggregated approximately $145,000 and $39,000.

The Bank serviced loans for others of $25,901,000 and $20,958,000 at December 31, 1996 and 1995. Because the Bank sold significantly all loans originated for sale on a servicing released basis, no additional gains on sales or related mortgage servicing assets, as required under SFAS 122, were recorded during 1996.

The Bank had loans to directors and officers at December 31, 1996 and 1995 which carry terms similar to those for other loans. A summary of such loans is as follows:

                            	  	1996		           1995
Balance at beginning of year 	   $114,036	        602,640
New loans			                    1,265,583	         50,135
Payments			                       (45,470)	      (538,739)
Balance at end of year		       $1,334,149	        114,036

(5) Premises and Equipment

Premises and equipment consist of the following at December 31:
                                   		1996		        1995
Land					                             $253,412	     253,412
Office buildings and improvements 	  1,272,000	    1,251,451
Furniture and equipment		            1,024,330	    1,023,893
Automobiles 				                       128,572	       69,453
Total				 	                          2,678,314	    2,598,209

Less accumulated depreciation 	      1,352,516	    1,214,157
Total				                          	$1,325,798	    1,384,052

(6) Time Deposits

Maturity of time deposits are as follows at December 31, 1996:

Year    Amount
1997	   $34,676,551
1998	   8,253,317
1999	   2,419,797
2000	   2,001,709
Total	  $47,351,374


During 1996, the Federal Deposit Insurance Corporation imposed a one-time special assessment on Savings Association Insurance Fund (SAIF) assessable deposits. The assessment on the Company's SAIF deposits was $449,000 and is included in federal deposit insurance premiums in the accompanying consolidated statements of earnings.


(7) Other Borrowings

Other borrowings include a note payable relating to the Company's Employee Stock Ownership Plan (the ESOP) (see note 9) with an unrelated financial institution and advances from the FHLB. The ESOP loan of $315,020 and $355,915 at December 31, 1996 and 1995, respectively, bears interest at the prime rate (8.25% at December 31, 1996), is due in 2002 and is secured by the 36,448 unallocated shares of Company common stock held by the ESOP. Long-term advances from the FHLB at December 31, 1996 and 1995 amount to $3,300,000 and
$1,800,000, respectively. Maturities of such advances at December 31, 1996 are summarized as follows:

Year ending
December 31,		  Amount	     Rates
1997			         $2,800,000	  5.66% to 8.10%
1998			            500,000	  5.21%
	               $3,300,000

The Company elected to prepay certain long-term FHLB advances during 1994, resulting in an extraordinary loss, net of tax, of $38,960 in the accompanying consolidated 1994 statement of earnings.

The Bank has a $12,000,000 line of credit, renewable annually in September, with the FHLB, under which there were borrowings outstanding of $400,000 at December 31, 1995. Interest on any outstanding balances on the line of credit accrues at the federal funds rate plus .15% (7.15% at December 31, 1996).

Although no loans are specifically pledged, the FHLB requires the Bank to maintain eligible collateral that has a lending value at least equal to its required collateral. Eligible collateral includes single and multifamily first mortgage loans, mortgage-backed securities, U.S. government and agency obligations, stock in the FHLB and FHLB overnight deposits.


(8) Income Taxes

Total income tax expense for 1996, 1995 and 1994 is allocated as follows:

                    			1996		      1995		     1994
Operations		           $339,334	   346,547	   397,610
Extraordinary loss	           0		        0		  (22,365)
Stockholders' equity 	  (23,743)	  123,915	  (111,705)
			                    $315,591	   470,462	   263,540

The components of income tax expense allocated to earnings before extraordinary loss are as follows:

          		1996		      1995	        1994
Current	    $392,699	   524,692	     421,372
Deferred	    (53,365)	 (178,145)	    (23,762)
		          $339,334	   346,547	     397,610
Federal	    $271,070	   346,547	     335,332
State		       68,264		        0		     62,278
		          $339,334	   346,547	     397,610

The reasons for the difference between actual income tax expense and expected income tax expense allocated to earnings before extraordinary loss at the 34% statutory federal income tax rate are as follows:

                        					1996		        1995		         1994
Expected income tax expense
at statutory rate			         $358,994	     373,984	       371,117
Tax-exempt interest			        (37,838)	    (14,707)	       (7,528)
Nondeductible amortization		   11,752		      6,522		            0
State income taxes			          45,064		          0		       41,103
Other, net	  			              (38,628)	    (19,252)	       (7,082)
					                        $339,334	     346,547	       397,610

The tax effects of temporary differences that give rise to the significant portions of the deferred tax assets and liabilities at December31, 1996 and 1995 are as follows:

	                            				1996		   1995
Deferred tax assets:
Unrealized loss on investment
securities available-for-sale		  $11,533	      0
Allowance for loan losses		      108,646	 39,260
Other	  				                      18,895 		8,463
Total deferred tax assets		      139,074	 47,723

Deferred tax liabilities:
Unrealized gain on investment
securities available-for-sale		        0		12,210
Core deposit intangible		        109,006	135,367
FHLB stock dividends		           167,994	143,446
Premises and equipment		           7,294	 10,356
State taxes				                   21,645		     0
Other				                        	38,931		29,248
Total deferred tax liabilities		 344,870	330,627
Net deferred tax liability		    $205,796	282,904


(9) Employee Benefit Plans

Qualified employees of the Company and the Bank may participate in an employee stock ownership plan (the ESOP). The ESOP has borrowed under a bank loan agreement (note 7), the proceeds of which were used to acquire the Company's common stock. Contributions, along with dividends on unallocated shares of common stock, are used by the ESOP to make payments of principal and interest on the bank loan. Because the Company has guaranteed the ESOP's borrowing, the outstanding note payable balance is recorded as unearned compensation, which is presented as a reduction of stockholders' equity in the accompanying consolidated balance sheets. Unearned compensation is reduced as the related note payable is reduced. ESOP contributions by the Bank charged to compensation and benefits expense in 1996 and 1995 were approximately $57,000 and $70,000, respectively.

The Company has a stock option plan for directors and selected officers and employees. The exercise price of options granted under the plan is at least equal to the fair market value on the date of grant. At December 31, 1996, 46,287 shares of common stock have been reserved for issuance under the plan. The options vest over varying periods of time and are exercisable for up to ten years. Information with respect to option activity (as adjusted for all stock dividends) is as follows:

                     				                       		Weighted average
		                              Number of 		        exercise price
					                           shares 			               per share
Outstanding at January 1, 1994	  46,287			              $10.00
Issued					                           0                   			0
Issued through 5% stock dividend	 1,978                   			0
Exercised 				                    2,375               			10.00
Canceled 	 			                    5,322              	 		10.00

Outstanding at December 31, 1994	40,568		                	9.51
Issued	                           				0	                   		0
Issued through 5% stock dividend	 2,018	                   		0
Exercised 				                       52                			9.51
Canceled 				                         0                   			0
Outstanding at December 31, 1995	42,534			                9.06

Issued                       					4,000		                21.00
Issued through 5% stock dividend	 2,321	                    	0
Exercised 				                        0                    		0
Canceled 				                         0                    		0
Outstanding at December 31, 1996	48,855		                 9.61

Options exercisable at
December 31, 1996			             37,420                		$8.64

Options outstanding at December 31, 1996 were exercisable at prices ranging from $8.64 to $20.00.

Pro forma net earnings and net earnings per share for 1996 and 1995, applying the disclosure provisions of SFAS 123, would not be materially different than such amounts as reflected in the accompanying consolidated statements of earnings.

The Company has adopted a cash incentive program whereby bonuses are awarded if certain annual profitability thresholds are achieved. The incentive program also allows for discretionary bonuses. The Company recorded bonuses under the incentive programs of approximately $53,000, $56,000 and $17,000 in 1996, 1995 and 1994, respectively.


(10) Fair Value of Financial Instruments

Fair value estimates of the Company's financial instruments as of December 31, 1996 and 1995, including methods and assumptions utilized, are set forth below (in thousands):

                      			1996				                   1995
	                        Carrying	   Estimated	     Carrying	   Estimated
	                        amount 	    fair value	    amount		    fair value
Investment securities	   $33,238,854	33,280,000	    32,328,951	 32,421,000
Loans, net of unearned
fees and allowance for
 loan losses 		          $62,369,858	60,785,000	    61,883,135	 58,713,000
Noninterest-bearing
demand deposits	         $ 5,260,221	 5,260,000	     4,651,830	  4,652,000
Money market and
NOW deposits		            28,936,080	28,936,000	    27,121,850	 27,122,000
Savings deposits	          5,162,275	 5,162,000	     5,908,323	  5,908,000
Time deposits		           47,351,374	47,493,000	    48,717,440	 48,823,000
Total deposits		         $86,709,950	86,851,000	    86,399,443	 86,505,000

Other borrowed funds	    $ 3,615,020  3,620,000	     2,880,915	  2,886,000

Methods and Assumptions Utilized

The carrying amount of cash and cash equivalents, loans held for sale, federal funds sold, accrued interest receivable and payable are considered to approximate fair value.

The estimated fair value of investment securities, except certain obligations of states and political subdivisions, is based on bid prices published in financial newspapers or bid quotations received from securities dealers.
The fair value of certain obligations of states and political subdivisions is not readily available through market sources other than dealer quotations, so fair value estimates are based upon quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.

The estimated fair value of the Company's loan portfolio is based on the segregation of loans by collateral type, interest terms and maturities. In estimating the fair value of each category of loans, the carrying amount of the loan is reduced by an allocation of the allowance for loan losses. Such allocation is based on management's loan classification system which is designed to measure the credit risk inherent in each classification category. The estimated fair value of performing variable rate loans is the carrying value of such loans, reduced by an allocation of the allowance for loan losses. The estimated fair value of performing fixed rate loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the interest rate risk inherent in the loan, reduced by an allocation of the allowance for loan losses. The estimate of maturity is based on the Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. The fair value for significant nonperforming loans is the estimated fair value of the underlying collateral based on recent external appraisals or other available information, which generally approximates carrying value, reduced by an allocation of the allowance for loan losses.

The estimated fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market accounts and NOW accounts, is equal to the amount payable on demand. The fair value of interest-bearing time deposits is based on the discounted value of contractual cash flows of such deposits. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

The carrying amount of other borrowed funds (including federal funds purchased) approximates fair value because such funds are purchased for relatively short periods.


Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.



(11) Regulatory Capital Requirements

Current regulatory capital regulations require financial institutions to meet three different regulatory capital requirements. Institutions are required to have minimum leverage capital equal to 4% of total average assets, minimum Tier 1 risk-based capital equal to 4% of total risk-weighted assets and total qualifying capital equal to 8% of total risk-weighted assets in order to be considered "adequately capitalized." The following is a comparison of the Company's regulatory capital to minimum capital requirements at December 31, 1996 (in thousands):

               	          Leverage	     Tier 1 risk-		     Total risk-
			                       capital		     based capital		     based capital
Bank capital		            $8,956        	8,956			           9,616
Minimum capital
requirement	  	            4,043		       2,111			           4,222
Bank capital in excess
of minimum capital
requirement		             $4,913		       6,845			           5,394
Minimum capital
requirement-percent	        4.0%		         4.0			             8.0
Bank capital		              8.7%		        17.0			            18.2

(12) Parent Company Condensed Financial Statements

Following is condensed financial information of the Company as of and for the years ended December 31, 1996 and 1995:


Condensed Balance Sheets
December 31, 1996 and 1995

Assets   			               1996		            1995

Cash				                   $1,582,283	       1,096,675
Investment securities		       416,566	         499,933
Investment in subsidiary 	  9,625,100	       9,566,046
Other				                      31,972		          5,328
Total assets			           $11,655,921	      11,167,982

Liabilities and
Stockholders' Equity

Borrowed funds		             $315,020	         355,915
Other				                       6,736		          1,818
Stockholders' equity		     11,334,165	      10,810,249
Total liabilities and
stockholders' equity		    $11,655,921	      11,167,982


Condensed Statements of Earnings
Years ended December 31, 1996 and 1995

                             		1996		      1995	    	1994
Dividends from subsidiary	     $ 650,194	  778,842	  317,109
Interest income 		                66,749	  	54,897		  70,111
Other expense, net	            	(115,386)	 (103,082)	(79,102)
 Interest before equity in
 undistributed earnings
of subsidiary			                 601,557	   730,657  	308,118

Increase (decrease) in
undistributed equity of
subsidiary 			                   100,485	   (22,405)	  330,833
Net earnings before income
taxes				                        702,042	    708,252	  638,951

Income tax benefit		              14,488		    45,154	  	16,000
Net earnings 			               $ 716,530	    753,406	  654,951

Condensed Statements of Cash Flows
Years ended December 31, 1996, 1995 and 1994

                             				1996		        1995		        1994
Cash flows from operating
 activities:
Net earnings 			                 $ 716,530	     753,406	     654,951
(Increase) decrease in
undistributed equity of
subsidiary			                     (100,485)	     22,405		   (330,833)
Other				                          (21,509)	     18,170		    (43,683)

Net cash provided by
operating activities	  	           594,536	     793,981	     280,435

Cash flows from investing
activities:
Purchase of investment
securities			                     (867,137)	    (501,110)	           0
Maturity of investment
securities			                      950,000	            0		   1,250,000
Investment in subsidiary	                0		  (1,378,193) 	          0
Net cash provided by (used in)
investing activities	 	             82,863		  (1,879,303)	   1,250,000
Cash flows from financing
 activities:
Issuance of 52 common
shares under the stock option
plan				                                 0		         520		      23,750
 Payment of dividends	 	          (191,791)	    (139,018)	    (119,834)
Net cash used in
financing activities 	  	         (191,791)	    (138,498)	     (96,084)

Net increase (decrease) in
 cash				                          485,608	   (1,223,820)	   1,434,351

Cash at beginning of year 	      1,096,675	    2,320,495	      886,144
Cash at end of year		           $1,582,283	    1,096,675	    2,320,495

Dividends paid by the Company are provided through subsidiary Bank dividends. At December 31, 1996, the Bank could distribute dividends of up to $827,000 without regulatory approvals.

Corporate Information
DIRECTORS OF MNB BANCSHARES, INC. AND SECURITY
NATIONAL BANK
Brent A. Bowman, Chairman
President
Brent A. Bowman and
Associates Architects, P.A.

Patrick L. Alexander
President and Chief Executive Officer
MNB Bancshares, Inc. and
Security National Bank

William F. Caton*
President
Kansas Development Finance Authority

Rolla W. Goodyear
President, Auburn Branch
Security National Bank

Joseph L. Downey
Senior Consultant and Director
Dow Chemical Company
Chairman, DowElanco
Director, DowBrands, Inc.

Charles D. Green
Retired Attorney
Arthur, Green, Arthur,
Conderman & Stutzman

Vernon C. Larson
Retired Assistant Provost and
Director of International Programs
Kansas State University

Dennis A. Mullin
President
Steel and Pipe Supply Co., Inc.

Jerry R. Pettle
Dentist
Dental Associates of Manhattan, PA.

Donald J. Wissman
Chairman, DPRA, Inc.
President, Grain Industry Alliance

*Bank Director only

EXECUTIVE OFFICERS OFMNB BANCSHARES, INC.
Patrick L. Alexander
President and Chief Executive Officer

Susan E. Roepke
Vice President, Secretary and Treasurer

EXECUTIVE OFFICERS OF SECURITY NATIONAL BANK
Patrick L. Alexander
President and Chief Executive Officer

Rolla W. Goodyear
Auburn Branch President

Susan E. Roepke
Senior Vice President, Secretary and Cashier

Michael E. Scheopner
Senior Vice President

Michael R. Toy
Senior Vice President

Dennis D. Wohler
Senior Vice President


STOCK PRICE INFORMATION
The Company's common stock trades on The Nasdaq Small-Cap Market tier of The Nasdaq Stock Market under the symbol "MNBB". At
December 31, 1996, the Company had approximately 420 stockholders of record. Set forth below are the reported high and low bid prices of the common stock and dividends paid during the past two years. Information presented below has been restated to give effect to the 5% stock dividends paid in 1995.



1996			         High		   Low		  Dividends
First Quarter		 $20.50		 $19.75		$0.0625
Second Quarter	  20.50 		 20.00 		0.0656
Third Quarter		  20.00	 	 19.00		 0.0656
Fourth Quarter		 23.00		  19.00		 0.1250

1995
First Quarter 		$17.50		 $17.25		$0.0595
Second Quarter	  16.75		  16.50	 	0.0595
Third Quarter		  19.75		  16.75	 	0.0595
Fourth Quarter		 20.00		  19.50		 0.0595

CORPORATE HEADQUARTERS
800 Poyntz Avenue
Manhattan, Kansas 66502


ANNUAL MEETING
The annual meeting of stockholders will be held at the Kansas State University Student Union, Big 12 Conference Room, Manhattan, Kansas 66506, on Monday, May 19, 1997 at 2:00 PM.


FORM 10-K
A copy of the Annual Report on Form 10-K filed with the Securities and Exchange Commission may be obtained by stockholders without charge on written request to Patrick L. Alexander, President and Chief Executive Officer, MNB Bancshares, Inc., PO Box 308, Manhattan, Kansas 66505-0308


REGISTRAR AND TRANSFER AGENT
Boatmen's Trust Company
Corporate Trust Division
510 Locust Street
P.O. Box 14737
St. Louis, Missouri 63178-4737


INDEPENDENT ACCOUNTANTS
KPMG Peat Marwick LLP
1000 Walnut, Suite 1600
Kansas City, Missouri 64199


EXHIBIT 21.1

SUBSIDIARIES OF MNB BANCSHARES, INC.



	The only subsidiary of the Company is Security National Bank, a national banking association with its main office located in Manhattan, Kansas, and with a branch office in Auburn, Kansas.



EXHIBIT 23.1
CONSENT OF KPMG PEAT MARWICK LLP

The Board of Directors
MNB Bancshares, Inc.

We consent to incorporation by reference in the registration statement (No. 33-51710) on Form S-8 of MNB Bancshares, Inc. of our report, dated
January 31, 1997, relating to the consolidated balance sheets of MNB Bancshares, Inc. and subsidiary as of December 31, 1996 and 1995 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, which report appears in the December 31, 1996 annual report on Form 10-K of MNB Bancshares, Inc.

/s/ KPMG Peat Marwick

Kansas City, Missouri
March 26, 1997

EXHIBIT 99.1
PROXY STATEMENT OF THE COMPANY
FOR THE ANNUAL MEETING OF STOCKHOLDERS
TO BE HELD MAY 19, 1997

MNB Bancshares, Inc.
800 Poyntz Avenue
Manhattan, Kansas  66502
(913) 565-2000

NOTICE OF
ANNUAL MEETING OF STOCKHOLDERS
TO BE HELD MAY 19, 1997



To the stockholders of

	MNB BANCSHARES, INC.

	The Annual Meeting of the Stockholders of MNB Bancshares, Inc., a Delaware corporation (the "Company"), will be held at the Kansas State University Student Union,
17th and Anderson Avenue, Manhattan, Kansas, 66506, on Monday, May 19, 1997, at 2:00 p.m., local time, for the following purposes:

1.	to elect two (2) Class II directors for a term of three years.
2.	to approve the appointment of KPMG Peat Marwick LLP as
independent public accountants for the Company for the fiscal year ending December 31, 1997.
3.	to transact such other business as may properly be brought
before the meeting and any adjournments or postponements thereof.


The Board of Directors has fixed the close of business on April 4, 1997, as the record date for the determination of stockholders entitled to notice of, and to vote at, the meeting.


By order of the Board of Directors
/s/Patrick L. Alexander
President and Chief Executive Officer

Manhattan, Kansas
April 18, 1997

PROXY STATEMENT


This Proxy Statement is furnished in connection with the solicitation by the Board of Directors of MNB Bancshares, Inc. (the "Company") of proxies to be voted at the Annual Meeting of Stockholders to be held at the Kansas State University Student Union, 17th and Anderson Avenue, Manhattan, Kansas, 66506, on Monday, May 19, 1997, at 2:00 p.m., local time, and at any adjournments or postponements thereof.

The Board of Directors would like to have all stockholders represented at the meeting. If you do not expect to be present, please sign and mail your proxy card in the enclosed self-addressed, stamped envelope to MNB Bancshares, Inc., P.O. Box 308, Manhattan, Kansas 66505-0308, Attention: Mr. Patrick L. Alexander. You have the power to revoke your proxy at any time before it is voted, by giving written notice to the Secretary of the Company, provided such written notice is received by the Secretary prior to the annual meeting or any adjournments or postponements thereof, by submitting a later dated proxy or by attending the annual meeting and choosing to vote in person. The giving of a proxy will not affect your right to vote in person if you attend the meeting.

The Company's principal executive office is located at 800 Poyntz Avenue, Manhattan, Kansas and its mailing address is P.O. Box 308, Manhattan, Kansas 66505-0308. This Proxy Statement and the accompanying proxy card are being mailed to stockholders on or about April 18, 1997. The 1996 Annual Report of the Company, which includes consolidated financial statements of the Company and its subsidiary, is enclosed.

The Company is the holding company for Security National Bank, Manhattan,
Kansas (the "Bank"). The Bank is the successor-in-interest to Manhattan Federal Savings and Loan Association, Manhattan, Kansas (the "Association"), which on
January 5, 1993,
concurrently converted from a federal mutual savings association to a federal stock savings association and then to a national bank known at that time as Manhattan National
Bank (the "Conversion").  On April 1, 1995, the Company acquired Auburn
Security
Bancshares, Inc., the parent company of The Security State Bank in Auburn, Kansas. On
December 31, 1995, Manhattan National Bank and Security State Bank were consolidated to form the Bank. The Bank is presently the Company's only operating subsidiary, and the
Company's business presently consists solely of the ownership of the Bank. The term
"Bank" as used in this Proxy Statement sometimes refers to the Association during the time period prior to consummation of the Conversion.

	Only holders of record of the Company's Common Stock at the close of business on April 4, 1997, will be entitled to vote at the annual meeting or any adjournments or postponements of such meeting. On April 4, 1997, the Company had 608,839 shares of
Common Stock, par value $0.01 per share, issued and outstanding. In the election of directors, and for all other matters to be voted upon at the annual meeting, each issued and outstanding share is entitled to one vote.

	All shares of Common Stock represented at the annual meeting by properly executed proxies received prior to or at the annual meeting, and not revoked, will be voted at the annual meeting in accordance with the instructions thereon. If no instructions are indicated, properly executed proxies will be voted for the nominees and for adoption of the proposals set forth in this Proxy Statement.

A majority of the shares of the Common Stock, present in person or represented by proxy, shall constitute a quorum for purposes of the annual meeting. Abstentions and broker non-votes will be counted for purposes of determining a quorum. Directors shall be elected by a plurality of the votes present in person or represented by proxy at the meeting and entitled to vote. In all matters other than the election of directors, the affirmative vote of a majority of shares required to constitute a quorum and voting on the subject matter shall be required to constitute stockholder approval. Abstentions will be counted as votes against a proposal and broker non-votes will have no effect on the vote.

ELECTION OF DIRECTORS

	At the Annual Meeting of the Stockholders to be held on May 19, 1997, the stockholders will be entitled to elect two (2) Class II directors for a term expiring in 2000.
The directors of the Company are divided into three classes having staggered terms of three years. Of the nominees for election as Class II directors, Donald J. Wissman is an incumbent director and Susan E. Roepke has been newly nominated to fill the vacancy caused by the retirement of C. Clyde Jones. Dennis A. Mullin, whose term as a Class II director expires at the 1997 Annual Meeting, is also retiring from the board at that time.

The Board of Directors has not nominated an individual to replace Mr. Mullin.
The
Company has no knowledge that either of the nominees will refuse or be unable to serve, but if either of the nominees becomes unavailable for election, the holders of the proxies reserve the right to substitute another person of their choice as a nominee when voting at the meeting. Set forth below is information concerning the nominees for election and for the other persons whose terms of office will continue after the meeting, including the age, year first elected a director and business experience during the previous five years as of
April 4, 1997. The two nominees, if elected at the Annual Meeting of Stockholders, will serve as Class II directors for three year terms expiring in 2000.

NOMINEES

Name	           Age	Position
                    with the Company
                    and the Bank	                          Director Since
CLASS II
(Term Expires 2000)
Susan E. Roepke 	57	Director (since 1997) of the Company 		          1997
				                and the Bank; Vice President, Secretary
                    and Treasurer (since 1992) of the Company;
                    and Senior Vice President and Cashier
                    (since 1993) of the Bank

Donald J. Wissman	59	Director of the Company and the Bank	          	1994

CONTINUING DIRECTORS
CLASS III
(Term Expires 1998)
Brent A. Bowman	47	Chairman of the Board of the Company and 	       	1987
		                 the Bank

Charles D. Green	71	Director of the Company and the Bank	           	1957
Vernon C. Larson	73	Director of the Company and the Bank	           	1974

CLASS I
(Term Expires 1999)
Patrick L. Alexander	44	President, Chief Executive Officer           1990
                        and Director of the Company and the Bank

Joseph L. Downey	60	    Director of the Company and the Bank         	1996

Rolla W. Goodyear	39	   President of Auburn Branch since January,     1995
                        1996; Director of the Company and the Bank

Jerry R. Pettle	58	Director of the Company and the Bank	             	1978

All of the Company's directors will hold office for the terms indicated, or until their earlier death, resignation, removal or disqualification, and until their respective successors are duly elected and qualified, and all executive officers hold office for a term of one year.
There are no arrangements or understandings between any of the directors, executive officers or any other person pursuant to which any of the Company's directors or executive officers have been selected for their respective positions, except that the
Company and the Bank have entered into employment contracts with Messrs. Alexander and Goodyear. No director is related to any other director or executive officer of the
Company or the Bank by blood, marriage or adoption, except that Mr.
Goodyear is the
brother-in-law of Mr. William F. Caton, who is a director of the Bank.

The business experience of each of the nominees and continuing directors for the past five years is as follows:

	Patrick L. Alexander became President and Chief Executive Officer of the
Association in 1990, and became the President and Chief Executive Officer of the
Company and the Bank on August 28, 1992 and January 5, 1993, respectively.
From
1986 to 1990, Mr. Alexander served as President of the Kansas State Bank of Manhattan,
Manhattan, Kansas. Mr. Alexander serves as a member of the Boards of Directors of the
Big Lakes Foundation, Inc., the Kansas State University Finance Advisory Board, and the
Kansas Chamber of Commerce and Industry.

	Brent A. Bowman has been President of Brent Bowman and
Associates Architects,
P.A., an architectural firm in Manhattan, Kansas, since 1979. Mr. Bowman serves on the
Manhattan Historic District Review Board, the Board of Directors of the Big
Lakes
Foundation, Inc., and is an adjunct professor of Architecture at Kansas State University.

	Joseph L. Downey has been a director of Dow Chemical Co. since
1989 and a
Dow Senior Consultant since 1995 after having served in a variety of executive positions with that company, including Senior Vice President from 1991 to 1994.

Rolla W. Goodyear was the Chairman of the Board of Auburn Security Bancshares, Inc. and President and Chief Executive Officer of Security State Bank from
1983 until its acquisition by the Company in April 1995. Mr. Goodyear presently serves as President of the Auburn branch of the Bank. Mr. Goodyear is also the owner of the
Goodyear Agency, a real estate agency located in Topeka, Kansas.

	Charles D. Green is a former partner in the Manhattan, Kansas law firm of
Arthur,
Green, Arthur, Conderman & Stutzman from 1950 to July 1, 1993.  Mr.
Green
formerly
served as a director of the Commerce Bank, NA, a wholly-owned subsidiary of
CBI-
Central Kansas, Inc., which is a wholly owned subsidiary of Commerce Bancshares, Inc., Kansas City, Missouri.

	Vernon C. Larson was the Assistant Provost and Director of
International
Programs at Kansas State University, Manhattan, Kansas from 1962 until his retirement in 1991.

	Jerry R. Pettle is a dentist who has practiced with Dental Associates of Manhattan,
P.A., in Manhattan, Kansas, since 1970. Dr. Pettle is a member of the Board of Directors of the Manhattan Medical Center and is an examiner for the Kansas Dental
Board.  Dr.
Pettle is also a member of the Friends of the Konza Prairie and is a past member of the
Kansas State University Foundation.

	Susan E. Roepke became Vice President of the Company on August
28, 1992 and
Senior Vice President, Secretary and Cashier of the Bank on January 5, 1993. She was elected Secretary of the Association in 1992 and became Vice President/ Operations
Division of the Association in 1991, and had been Treasurer of the Association since
1970. She held these positions with the Association until the Conversion in 1993.

	Donald J. Wissman is President of the Grain Industry Alliance, having been appointed to the position in June, 1996. He serves as the Chairman of DPRA Incorporated, an environmental/economic research and consulting firm headquartered in
Manhattan, Kansas. Dr. Wissman has been with DPRA since 1965, having previously served as a Senior Vice President and Vice President involved in consulting projects regarding economic and environmental regulatory issues. He is a past Chairman and director of the Manhattan Chamber of Commerce and currently serves on the Board of
Directors of the Kansas State University Research Foundation.

Board Committees and Meetings

	Committees of the Board of Directors of the Company include a Stock
Option
Committee which administers the Company's Stock Option Plan and an Audit Committee.
The full Board of Directors considers nominations to the Board, and will consider nominations made by stockholders if such nominations are in writing and otherwise comply with Section 3.1 of the Company's bylaws. The Board of Directors of the Bank has an Executive Committee and a Directors' Loan Committee.

	The Executive Committee consists of Directors Bowman (Chairman),
Alexander,
Larson, Roepke, Wissman and Mr. William F. Caton, a director of the Bank.
The
Executive Committee has authority to perform policy reviews, oversee and direct compensation and personnel functions, monitor marketing and CRA activities, review and approve the budget and asset/liability position and undertake other organizational issues and planning discussions as deemed appropriate. The committee meets monthly on a regularly scheduled basis and more frequently if necessary. During 1996 the committee met 12 times.

	The Directors' Loan Committee consists of Directors Mullin
(Chairman),
Alexander, Downey, Goodyear, Green and Pettle. The Directors' Loan Committee is responsible for policy review and oversight of the loan and investment functions. It has the authority to approve loans in excess of the Officers' Loan Committee lending authority up to legal lending limits, subject to certain exceptions which apply to certain levels of unsecured and insider loans which must be approved by the entire Board of Directors.
The committee reviews the loan loss reserve for adequacy and reviews in detail lending and investment activities. The committee meets monthly on a regularly scheduled basis and more frequently if necessary. During 1996 the committee met 13 times.

	The Audit Committee consists of Directors Pettle (Chairman), Larson,
Mullin,
Wissman and Mr. William F. Caton, a director of the Bank. The Audit Committee is responsible for overseeing the internal and external audit functions. It approves internal audit staffing, salaries and programs. The Internal Auditor reports directly to the committee on audit and compliance matters. The committee also reviews and approves the scope of the annual external audit and consults with the independent auditors regarding the results of their auditing procedures. The committee normally meets quarterly. During 1996 the committee met three times.

The Stock Option Committee consists of Directors Larson (Chairman) and
Pettle.
The Stock Option Committee administers the Stock Option Plan and has the authority, among other things, to select the employees to whom options will be granted, to determine the terms of each option, to interpret the provisions of the Stock Option Plan and to make all determinations that it may deem necessary or advisable for the administration of the Stock Option Plan. During 1996 the committee met once.

	A total of 12 regularly scheduled and special meetings were held by the
Board of
Directors of the Company during 1996. During 1996, all directors attended at least 75 percent of the meetings of the Board and the committees on which they serve, with the exception of Mr. Wissman, who attended 66 percent of the Executive
Committee
meetings.

	Directors of the Company receive no fees for attendance at regularly scheduled meetings of the Board of Directors of the Company and they receive $100 for attendance at special meetings. Directors of the Bank receive fees of $400 per month plus $100 per meeting for attendance at regularly scheduled meetings of the Board of Directors of the
Bank and $100 per month for attendance at regularly scheduled meetings of committees, except that Messrs. Alexander and Goodyear and Mrs. Roepke do not receive additional amounts for attendance at committee meetings.

EXECUTIVE COMPENSATION

	The following table sets forth information concerning the compensation paid or granted to the Company's Chief Executive Officer for the past three fiscal years. None of the remaining executive officers of the Company or the Bank had an aggregate salary and bonus which exceeded $100,000.


SUMMARY COMPENSATION TABLE
Annual Compensation	 Long Term Compensation Awards
Name and
Principal Position

                     Year                                 Securities
                     Ended                                Underlying      All Other
                     December 31,   Salary($)(1) Bonus($) Options/SARs(#) Compensation($)(2)
Patrick L. Alexander
President and Chief
Executive Officer	   1996	          $114,993	     $30,473         0        $1,186
		                   1995            108,648	      18,000	        0         1,114
                     1994            103,474            0         0        10,374

<FN1>
(1)   Includes amounts deferred.
<FN2>
(2) Represents contributions made to the MNB Bancshares, Inc. Employee Stock Ownership Plan (the "ESOP"), of which the
1995 and 1996 contributions have not yet been determined, and also includes premium payments for an insurance policy purchased to fund a supplemental disability and death benefit. For 1994, the amount of the contribution to the ESOP was $9,391 and, for 1994, 1995 and 1996, the amount of the insurance premium paid was $983, $1,114, and $1,186.

The following table sets forth certain information concerning the number and value of stock options at December 31, 1996 held by the Chief Executive Officer.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION/SAR VALUES
                                                 Number of Securities Underlying	  Value of Unexercised
                                                 Unexercised Options/SARs at 		    In-the-Money Options/SARs
                                                 FY-End (#)				                    at FY-End ($)
Name		          Shares Acquired on 	Value
                Exercise (#)		      Realized ($)	Exercisable	Unexercisable	        Exercisable Unexercisable
Patrick L
Alexander       0			                $0		         18,108(1)		  0	                   $278,139			 $0

(1)	Includes options resulting from stock dividends paid by the
Company.

	Employment Agreement In January, 1993 the Company and the Bank entered into an employment agreement with Patrick L. Alexander. The employment agreement initially provided for an initial base salary of $94,605, which may be increased but not decreased, and an initial term of three years, with one year extensions thereafter unless the agreement has been terminated or the Company or Mr. Alexander has provided a notice of non-renewal prior thereto. Notwithstanding any such notice, the term of the agreement will be extended to three years upon any change in control of the Company or the Bank, as defined in the agreement. The employment agreement will terminate upon the death or disability of Mr. Alexander, in the event of certain regulatory actions or upon notice by either the Company or Mr. Alexander, with or without cause. The employment agreement will be suspended in the event of a regulatory suspension of Mr. Alexander's employment.
In the event of termination of Mr. Alexander's employment due to disability or without cause, the Company will be obligated to pay or to provide to him, as applicable, continued salary and benefits until the earlier of the expiration of the term of the agreement or his death. In the event Mr. Alexander's employment discontinues following a change in control of the Company or the Bank, the successor to the Company or the Bank is obligated to make a lump sum payment to him equal to three times his then annual salary and to continue benefits until the earlier of three years or his death. For purposes of the employment agreement, Mr. Alexander's employment will be considered terminated following a change in control in the event his right to retain his position with the Bank or to exercise fully the authority, duties and responsibilities of such position is changed or terminated. The employment agreement includes a covenant which will limit the ability of
Mr. Alexander to compete with the Bank in an area encompassing a fifty mile radius from the Bank's main office for a period of one year following the termination of his employment with the Bank. The geographic area covered by this provision constitutes a portion of the Bank's primary service area.

The Executive Committee has furnished the following report on executive compensation. The incorporation by reference of this Proxy Statement into any document filed with the Securities and Exchange Commission by the Company shall not be deemed to include the report unless the report is specifically stated to be incorporated by reference into such document.

Executive Committee Report on Executive Compensation

The Executive Committee of the Board of Directors of the Bank is
composed of
six directors and is responsible for recommendations to the Board of Directors of the
Company for compensation of executive officers of the Bank and the
Company.   At this
time no separate salary is paid to the officers of the Company. In determining compensation, the following factors are generally taken into consideration:

	1.	The performance of the executive officers in achieving the
short and long term goals of the Company.
	2.	Payment of compensation commensurate with the ability and
expertise of the executive officers.

	3.	Attempt to structure compensation packages so that they are
competitive with similar companies.

The committee considers the foregoing factors, as well as others, in determining compensation. There is no assigned weight given to any of these factors.

	Additionally, the Executive Committee considers various benefits, such as the
ESOP and the Stock Option Plan, together with perquisites in determining compensation.
The committee believes that the benefits provided through the stock based plans more closely tie the compensation of the officers to the interests of the stockholders and provide significant additional performance incentives for the officers which directly benefit the stockholders through an increase in the stock value.

Annually, the Executive Committee evaluates four primary areas of performance in determining Mr. Alexander's level of compensation. These areas are: long-range strategic planning and implementation; Company financial performance; Company compliance with regulatory requirements and relations with regulatory agencies; and effectiveness of managing relationships with stockholders and the Board of Directors. When evaluating the financial performance of the Company, the committee considers profitability, asset growth and risk management. The primary evaluation criteria are considered to be essential to the long-term viability of the Company and are given equal weight in the evaluation. Finally, the committee reviews compensation packages of peer institutions to ensure that Mr. Alexander's compensation is competitive and commensurate with his level of performance.

	The 1996 compensation of Mr. Alexander was based upon the factors described above and his substantial experience and length of service with the organization. During
1996, Mr. Alexander successfully headed the Company's acquisition program, which included planning, analysis and contacting a number of financial institutions. The
Executive Committee also considered the continuing additional duties required in completing the transition of the Bank from a mutual savings association to a stock institution. Neither Mr. Alexander nor Mrs. Roepke participated in any decisions pertaining to Mr. Alexander's compensation.

Members of the Executive Committee are:

Brent A. Bowman, Chairman
Patrick L. Alexander
Vernon C. Larson
Susan E. Roepke
Donald J. Wissman
William F. Caton

Performance Graph

The incorporation by reference of this Proxy Statement into any document filed with the Securities and Exchange Commission by the Company shall not be deemed to include the following performance graph and related information unless the graph and related information are specifically stated to be incorporated by reference into the document.

	The following graph shows a four year comparison of cumulative total returns for the Company, the Nasdaq Stock Market (U.S. Companies) and the Nasdaq
Bank  Stocks
index. The Common Stock of the Company was first listed for quotation on the Nasdaq
National Market System on January 6, 1993.  The initial price of the Company
Common
Stock shown in the graph below is based upon the price to the public of $10 per share in the Company's initial public offering on January 5, 1993. The closing price quoted on
Nasdaq at the close of business on January 6, 1993, was $14.25 per share.

COMPARISON OF CUMULATIVE TOTAL RETURN*
ASSUMES $100 INVESTED ON JANUARY 6, 1993

*Total return assumes reinvestment of dividends

                       	1/6/93	12/31/93	12/31/94	12/31/95	12/31/96
 MNB Bancshares, Inc.	  $100	  $136	    $172	    $209	    $241
 Nasdaq Market - U.S.	  $100	  $114	    $111	    $157	    $194
 Nasdaq Bank Stocks	    $100	  $114	    $113	    $169	    $223

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

	The following table sets forth certain information regarding the Company's
Common Stock beneficially owned on April 1, 1997 with respect to all persons known to the Company to be the beneficial owner of more than five percent of the Company's
Common Stock, each director and nominee, each executive officer named in the Summary
Compensation Table and all directors and executive officers of the Company as a group.

Name of Individual and
Number of Persons in Group		   Amount and Nature of	      	Percent of
                           	   Beneficial Ownership(1)     Class
First Save Associates, L.P.
Second First Save Associates,
L.P.
c/o First Manhattan Co.
437 Madison Avenue
New York, New York 10022		     47,225 (2)			               7.8%

MNB Bancshares, Inc.
Employee Stock Ownership Plan
800 Poyntz Avenue
Manhattan, Kansas 66502		      53,054 (3)			               8.7%

Jack Goldstein
555 Poyntz Avenue
Manhattan, Kansas  66502		     42,557 (4)			               7.0%

Patrick L. Alexander
2801 Brad Lane
Manhattan, Kansas  66502		     42,791 (5)			                6.8%

Mr. Rolla Goodyear
8840 Hanover
Auburn, Kansas 66402		         45,643 (6) 			              7.5%

Susan E. Roepke
2600 Sumac Drive
Manhattan, Kansas  66502		      42,211 (7)			              6.9%

Directors
Brent A. Bowman			               2,365 (8)		                  *
Joseph L. Downey			              2,904	                    			*
Charles D. Green			             12,784	(8)                		2.1%
Vernon C. Larson			              4,317	(9)                 			*
Jerry R. Pettle			               6,995	(8)               			1.1%
Donald J. Wissman			             1,213	                    			*

All directors and executive officers
as a group (13 persons)      		187,614 (10)			            29.1%
	*Less than 1%.

<FN1>
(1)	The information contained in this column is based upon information furnished to the Company by the persons named above and the members of the designated
group. The nature of beneficial ownership for shares shown in this column is sole voting and investment power, except as set forth in the footnotes below. Inclusion of shares in this table shall not be deemed to be an admission of beneficial ownership of such shares.
Amounts shown include shares issued pursuant to a stock dividend paid by the Company in August, 1996.
<FN2>
(2)	Pursuant to an Amendment No. 2, dated May 13, 1996, to a Schedule
13D
filed by First Manhattan CO., as general partner of First Save Associates, L.P. and Second
First Save Associates, L.P., as increased to reflect shares received as a result of a stock dividend paid by the Company in August, 1996.
<FN3>
(3)	Includes 10,801 shares which have been allocated to participants'
accounts
under the Company's ESOP.
<FN4>
(4)	Pursuant to a Schedule 13D dated November 1 1996.
<FN5>
(5)	Includes 2,144 shares held in an IRA of which the power to vote such shares is shared with the IRA administrator, 19,075 shares over which voting
and
investment power is shared with his spouse, and 1,100 shares over which Mr. Alexander has sole investment and voting power. Also includes 18,108 shares presently obtainable through the exercise of options granted under the Company's Stock Option
Plan, over
which shares Mr. Alexander has no voting and sole investment power.
<FN6>
(6)	Includes 1,014 shares held by Mr. Goodyear's spouse, over which shares
Mr. Goodyear has no voting or investment power.
<FN7>
(7)	Includes 8,721 shares held in an Investment Retirement Account
("IRA"),
of which the power to vote such shares is shared with the IRA administrator, 1,352 shares held by her spouse and over which Ms. Roepke has shared voting and investment power
and 6,160 shares presently obtainable through the exercise of options granted under the
Company's Stock Option Plan, over which shares Ms. Roepke has no voting
and
sole
investment power.
<FN8>
(8)	Includes an aggregate of 1,208 shares presently obtainable through the exercise of options granted under the Company's Stock Option Plan for each named
individual, over which shares each such person has no voting and sole investment power.
<FN9>
(9)	Includes 4,317 shares held jointly with his spouse and over which Mr.
Larson has shared voting and investment power.
<FN10>
(10)	Includes an aggregate of 37,046 shares presently obtainable through the
exercise of options granted under the Company's Stock Option Plan.

	Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's executive officers, directors and persons who own more than 10% of the Company's
Common Stock file reports of ownership and changes in ownership with the Securities and
Exchange Commission and with the exchange on which the Company's shares of Common
Stock are traded. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of such forms, the Company is not aware that any of its directors, executive officers or 10% stockholders failed to comply with the filing requirements of Section 16(a) during the period commencing January 1, 1996 through December 31, 1996, except that
Form 3 for Joseph L. Downey was inadvertently filed late.


TRANSACTIONS WITH MANAGEMENT

Directors and officers of the Company and the Bank and their associates were customers of and had transactions with the Company and the Bank during 1996.
Additional transactions are expected to take place in the future. All outstanding loans, commitments to loan, and certificates of deposit and depository relationships, in the opinion of management, were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features.


INDEPENDENT PUBLIC ACCOUNTANTS

	Stockholders will be asked to approve the appointment of KPMG Peat
Marwick
LLP as the Company's independent public accountants for the year ending December 31,
1997. A proposal will be presented at the annual meeting to ratify the appointment of
KPMG Peat Marwick LLP. If the appointment of KPMG Peat Marwick LLP is not ratified, the matter of the appointment of independent public accountants will be considered by the Board of Directors. Representatives of KPMG Peat Marwick
LLP are
expected to be present at the meeting and will be given the opportunity to make a statement if they desire to do so and will be available to respond to appropriate questions.

The Board of Directors unanimously recommends a vote FOR this appointment.


SUBMISSION OF STOCKHOLDER PROPOSALS

	Any proposal which a stockholder of the Company wishes to have included in the proxy materials of the Company relating to the next annual meeting of stockholders of the
Company, which is scheduled to be held in May 1998, must be received at the principal executive offices of the Company (MNB Bancshares, Inc., 800 Poyntz
Avenue,
Manhattan, Kansas 66502, attention: Mr. Patrick L. Alexander, President) no later than
December 19, 1997, and must otherwise comply with the notice and other provisions of the Company's Bylaws.


GENERAL

Your proxy is solicited by the Board of Directors and the cost of solicitation will be paid by the Company. In addition to the solicitation of proxies by use of the mails, officers, directors and regular employees of the Company or the Bank, acting on the
Company's behalf, may solicit proxies by telephone, telegraph or personal interview. The
Company will, at its expense, upon the receipt of a request from brokers and other custodians, nominees and fiduciaries, forward proxy soliciting material to the beneficial owners of shares held of record by such persons.

OTHER BUSINESS

	It is not anticipated that any action will be asked of the stockholders other than that set forth above, but if other matters properly are brought before the meeting, the persons named in the proxy will vote in accordance with their best judgment.


FAILURE TO INDICATE CHOICE

If any stockholder fails to indicate a choice in items (1) or (2) on the proxy card, the shares of such stockholder shall be voted (FOR) in each instance.

REPORT ON FORM 10-K

THE COMPANY WILL FURNISH WITHOUT CHARGE TO EACH
PERSON
REPRESENTING THAT HE OR SHE WAS A BENEFICIAL OWNER OF
THE
COMPANY'S COMMON STOCK AS OF THE RECORD DATE FOR THE
MEETING,
UPON WRITTEN REQUEST, A COPY OF THE COMPANY'S ANNUAL
REPORT
ON FORM 10-K.  SUCH WRITTEN REQUEST SHOULD BE SENT TO
MR. PATRICK L. ALEXANDER, MNB BANCSHARES, INC., P.O. BOX 308,
MANHATTAN, KANSAS  66505.

By order of the Board of Directors

/s/
Patrick L. Alexander
President and Chief Executive Officer
Manhattan, Kansas
April 18, 1997

ALL STOCKHOLDERS ARE URGED TO SIGN
AND MAIL THEIR PROXIES PROMPTLY

PROXY FOR COMMON SHARES ON BEHALF OF BOARD OF
DIRECTORS
FOR THE ANNUAL MEETING OF THE STOCKHOLDERS OF
MNB BANCSHARES, INC. TO BE HELD MAY 19, 1997

	The undersigned hereby appoints Patrick L. Alexander and Rolla W. Goodyear, or either of them acting in the absence of the other, with power of substitution, attorneys and proxies, for and in the name and place of the undersigned, to vote the number of shares of
Common Stock that the undersigned would be entitled to vote if then personally present at the Annual Meeting of the Stockholders of MNB Bancshares, Inc., to be held at the
Kansas State University Student Union, 17th and Anderson Avenue,
Manhattan, Kansas
66506, on Monday, May 19, 1997, at 2:00 p.m., local time, or any adjournments or postponements thereof, upon the matters set forth in the Notice of Annual Meeting and
Proxy Statement, receipt of which is hereby acknowledged, as follows:

1.	ELECTION OF DIRECTORS:
FOR all nominees listed below 			WITHHOLD
AUTHORITY
(except as marked to the contrary below)		to vote for all nominees
listed below

(INSTRUCTIONS: TO WITHHOLD AUTHORITY TO VOTE FOR ANY
INDIVIDUAL NOMINEE, STRIKE A LINE THROUGH THE
NOMINEE'S NAME IN
THE LIST BELOW.)


Class II (term expires 2000):  Susan E. Roepke and Donald J. Wissman



2.	APPROVE THE APPOINTMENT OF KPMG PEAT MARWICK
LLP AS THE
COMPANY'S INDEPENDENT PUBLIC ACCOUNTANTS FOR THE
YEAR ENDING  DECEMBER 31, 1997:

For	Against	Abstain

3.	In accordance with their discretion, upon all other matters that may properly come
before said meeting and any adjournment or postponements thereof.

THIS PROXY WHEN PROPERLY EXECUTED WILL BE VOTED IN
THE
MANNER DIRECTED HEREIN BY THE UNDERSIGNED
STOCKHOLDER.  IF NO
DIRECTION IS MADE, THIS PROXY WILL BE VOTED FOR THE
NOMINEES  LISTED UNDER PROPOSAL 1 AND FOR PROPOSAL 2.




Dated:, 1997
Signature(s)


NOTE:  PLEASE DATE PROXY AND SIGN IT EXACTLY AS NAME OR
NAMES
APPEAR ABOVE.  ALL JOINT OWNERS OF SHARES SHOULD SIGN.
STATE
FULL TITLE WHEN SIGNING AS EXECUTOR, ADMINISTRATOR,
TRUSTEE,
GUARDIAN, ETC.  PLEASE RETURN SIGNED PROXY IN THE
ENCLOSED  ENVELOPE.