Form 10-Q
period 1997-03-31
MNB BANCSHARES INC
filed 1997-05-13
CIK 891284

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-Q


x	QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1997

OR

	TRANSITION REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For transition period from ________ to ________

Commission File Number 0-20878


MNB BANCSHARES, INC.
(Exact name of Registrant as specified in its charter)




Delaware                                48-1120026
(State or other jurisdiction				  (I.R.S.Employer Identification Number)
of incorporation or organization)


800 Poyntz Avenue, Manhattan, Kansas        66502
(Address of principal executive offices)   (Zip Code)

(913) 565-2000
(Registrant's telephone number, including area code)



	Indicate by check mark whether the Registrant (x) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.  Yes
X  No __

	Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: As of May 6, 1997, the Registrant had outstanding 608,839 shares of its common stock, $.01 par value per share.




MNB BANCSHARES, INC.
Form 10-Q Quarterly Report

Table of Contents



PART I


		Page Number

Item 1.	Financial Statements and Related Notes	       1 - 4
Item 2.	Management's Discussion and Analysis of Financial
	       Condition and Results of Operations	          5 - 8


PART II

Item 1.	Legal Proceedings	9
Item 2.	Changes in Securities	9
Item 3.	Defaults Upon Senior Securities	9
Item 4.	Submission of Matters to a Vote of
     	  Security Holders	9
Item 5.	Other Information	9
Item 6.	Exhibits and Reports on Form 8-K	9


Form 10-Q Signature Page	11























MNB BANCSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
                                        March 31,      December 31,
                                        1997           1996
                                        (unaudited)
ASSETS
Cash and cash equivalents:
  Cash                                 $  2,426,068     $  2,670,159
  Interest-bearing deposits in other
   financial institutions                         0        1,900,000
    Total cash and cash equivalents       2,426,068        4,570,159

Investment securities:
  Held-to-maturity at amortized cost      8,485,573       10,113,010
  (estimated fair value of $8,260,000
   and $10,154,000 respectively)
  Available-for-sale at estimated        24,625,298       23,125,844
   fair value
Loans, net                               64,811,440       62,549,048
Premises and equipment, net               1,282,176        1,325,798
Other assets                              1,827,405        1,737,565

     Total assets                      $103,457,960     $103,420,424

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                             $ 86,989,777     $ 86,709,950
  Other borrowings                        3,912,815        3,615,020
  Accrued expenses, taxes and other
   liabilities                            1,089,709        1,761,289
    Total liabilities                    91,992,301       92,086,259

Stockholders'equity:
  Common stock, $.01 par, 1,500,000
   shares authorized, 608,839 shares
   issued and outstanding at 1997
   and 1996, respectively                     6,088            6,052
  Additional paid-in capital              6,352,285        6,321,016
  Retained earnings                       5,507,728        5,340,873
  Unrealized loss on investment
   securities available-for-sale,
   net of tax                              (87,627)         (18,756)
  Unearned employee benefits              (312,815)        (315,020)

     Total stockholders' equity          11,465,659       11,334,165
     Total liabilities and stockholders'
      equity                           $103,457,960     $103,420,424

<FN1>
See accompanying notes to condensed consolidated financial statements.
</FN1>


MNB BANCSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)


                                         For the Three Months
                                           Ended March 31,
                                        1997             1996
Interest income:
  Loans                               $  1,404,713       $  1,418,244
  Investment securities                    472,374            444,689
  Other                                     37,655             56,667
   Total interest income                 1,914,742          1,919,600

Interest expense:
  Deposits                                 950,161            983,474
  Borrowed funds                            51,877             45,046
   Total interest expense                1,002,038          1,028,520

   Net interest income                     912,704            891,080

Provision for loan losses                   15,000                  0

   Net interest income after
    provision for loan losses              897,704            891,080

Noninterest income:
  Fees and service charges                 125,048            116,660
  Gains on sale of loans                     5,298             18,219
  Other                                     17,901              3,908
   Total noninterest income                148,247            138,787

Noninterest expense:
  Compensation and benefits                320,833            301,399
  Occupancy and equipment                   94,224             95,925
  Federal deposit insurance premiums        11,890             39,282
  Data processing                           26,801             23,800
  Amortization                              28,276             29,597
  Advertising                               10,156             21,453
  Professional fees                         39,164             50,009
  Stationery, printing and office
   supplies                                 12,209             41,349
  Other                                    141,321            132,997
   Total noninterest expense               684,874            735,811

   Earnings before income taxes            361,077            294,056

Income tax expense                         118,420            120,147

   Net earnings                       $    242,657         $  173,909

Net earnings per share                $       0.38         $     0.28

Dividends per share                   $     0.1250         $   0.0625

Average common and common equivalent
 shares outstanding                        633,711            630,483

<FN1>
See accompanying notes to condensed consolidated financial statements.
</FN1>

MNB BANCSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH
FLOWS
(Unaudited)

                                            For the three Months
                                               Ended March 31,
                                           1997                1996
Net cash provided by (used in)
 operating activities                      $  (212,567)        $    72,148

INVESTING ACTIVITIES
  Net increase in loans                     (2,445,784)         (2,090,734)
  Maturities and prepayments of
   investments held to maturity              1,622,212           3,108,343
  Purchase of investment held to
   maturity                                          0            (242,465)
  Maturities and prepayments of
   investments available for sale            1,040,988             735,266
  Purchase of investments available
   for sale                                 (2,645,937)         (3,860,341)
  Proceeds from sale of investment
   securities available for sale                     0             499,063
  Net cash used to purchase insurance
   agency                                      (30,000)                  0
  Purchases of equipment and building
   improvements                                 (8,333)            (20,854)
    Net cash used in investing activities   (2,466,854)         (1,871,722)

FINANCING ACTIVITIES
  FHLB advances (net)                          300,000           1,875,000
  Net increase (decrease) in deposits          279,827          (1,184,217)
  Issuance of common stock under stock
   option plan                                  31,306                   0
  Payment of dividends                         (75,803)            (36,033)
   Net cash provided by financing activities   535,330             654,750
  Net (decrease) in cash and cash
   equivalents                              (2,144,091)         (1,144,824)
  Cash and cash equivalents at beginning of
   period                                    4,570,159           2,924,017
  Cash and cash equivalents at end of
   period                                    2,426,068           1,779,193

Supplemental disclosure of cash flow information:

  Cash paid during period for interest       1,023,000          1,213,000
  Cash paid during period for taxes             42,000             64,000
<FN1>
See accompanying notes to condensed consolidated financial statements.
<FN1>


MNB BANCSHARES, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements


1.	Interim Financial Statements

	The condensed consolidated financial statements of MNB
Bancshares, Inc. (the "Company") and subsidiary have been prepared in accordance with the instructions to Form 10-Q. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Form 10-K for the year ended December 31, 1996, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The December 31, 1996 condensed consolidated balance sheet has been derived from the audited balance sheet as of that date. The results of interim period ended March 31, 1997 are not necessarily indicative of the results expected for the year ended December
31, 1997.

2.	Earnings Per Share

	Net earnings per share have been computed based on the average number of shares and common equivalent shares outstanding during the period. The period ended March 31, 1996 as presented herein reflects retroactive adjustment of the 5% stock dividends declared by the Company on August 12, 1996.

3.	New Accounting Pronouncement

	In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" which revises the calculation and presentation provisions of Accounting Principles Board
Opinion 15 and related interpretations. Statement No. 128 is effective for the Company's fiscal year ending December 31, 1997. Retroactive application will be required. The Company believes the adoption of Statement No. 128 will not have a significant effect on its reported earnings per share.





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

	On April 1, 1995, the Company acquired all of the issued and outstanding stock of Auburn Security Bancshares, Inc., a one-bank holding company which owned 99% of the outstanding stock of Security
State Bank. Subsequent to the acquisition, the Company acquired all of the remaining stock of Security State Bank. Consolidated assets acquired in this transaction were approximately $20 million. This acquisition, which was accounted for using the purchase method of accounting, is reflected in the consolidated balance sheet and the consolidated statement of earnings for all periods shown. On December 31, 1995, the Company merged and consolidated Manhattan National Bank and Security State
Bank, and the resulting institution was named Security National Bank.
The home office for the Bank is Manhattan, Kansas, with a branch operating in Auburn, Kansas.

	In January of 1997, the Bank acquired the Goodyear Insurance
Agency of Auburn, Kansas. This acquisition will allow the Bank to offer a full line of insurance products to its entire customer base. Management expects this to evolve into a profitable and complementary product line as a marketing program for insurance services is implemented.

	Additionally, the Company negotiated an agreement in January of 1997 with a regional banking organization to assume its land lease on a fully-equipped branch facility at 21st and Wanamaker in Topeka, Kansas.
This allows the Bank to enter the Topeka market with minimal capital outlay. The branch, which opened on May 5, 1997, is ideally situated to take advantage of the expanding economy in southwest Topeka. Due to the startup costs, it is anticipated that there will be a negative impact on earnings in 1997. However, the facility should provide a solid base for earnings and asset growth in the future.

	Net earnings for the first three months of 1997 increased $68,748, or 39.5%, to $242,657 as compared to the first three months of 1996. Net interest income increased $21,624, or 2.4%, from $891,080, to $912,704.
Noninterest income increased $9,460, or 6.8%, from $138,787 to $148,287, due to an increase of 7.2% in fees and service charges to $125,048 and other income from $3,908 to $17,901, or 358.1%. Non interest expense decreased $50,937 or 6.9% due primarily to reduced
Federal Deposit Insurance Corporation ("FDIC") premiums, and supply costs.

	Interest Income.  Interest income remained steady at $1.9 million.
Interest on loans decreased slightly from $1,418,244 to $1,404,713, or 1.0%, while interest on investment securities increased from $444,689 to $472,374, or 6.2%. Rates and average loans outstanding remained stable in the first quarter of 1997 when compared to the first quarter of 1996.
Interest earned on securities increased as securities matured and the proceeds were reinvested in higher-yielding securities. Interest income on other investments decreased $19,012, or 33.6%, to $37,655. This decrease was a result decreased funds available for investment in short-term overnight interest bearing deposits.

MNB BANCSHARES, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

	Interest Expense. As compared to the same period a year earlier, interest expense during the first three months of 1997 decreased by $26,482, or 2.6%. Interest expense on deposits decreased $33,313, or 3.4% while interest expense on borrowings, consisting of advances and short-term overnight borrowings from the Federal Home Loan Bank of Topeka (the "FHLB"), increased $6,831, or 15.2%, during this time period.

	Provision for Loan Losses. A provision for loan losses of $15,000 for the first quarter of 1997 was made, compared to none in 1996. After management's quarterly review of the loan portfolio and an economic analysis was performed at the end of the third quarter in 1996, a provision of $5,000 per month was resumed and continued during the first quarter of 1997. This was due to management's efforts relating to the expansion of the Company's commercial lending activities. At the same time, expanded internal guidelines for credit risk evaluation and documentation were created and implemented. These factors will continue to be assessed and further changes will be made if circumstances warrant such changes. At March 31, 1997, the allowance for loan losses was $835,397, or 1.3% of gross loans outstanding, compared to $826,499 at March 31, 1996. The allowance for loan losses was $819,660 at December 31, 1996, or 1.3% of gross loans outstanding.

	Noninterest Income.  Noninterest income increased $9,460, or
6.8%, for the first three months of 1997 to $148,247 compared to the same period in 1996. This increase was due to an increase of 7.2% in fees and service charges from $116,660 to $125,048. Gains on sale of loans decreased $12,921 to $5,298, or 70.9%, as a result of a decline in volumes and profit margin on residential real estate loans sold to the secondary market due to increased competitive pressures. Other noninterest income increased 358.1% to $17,901 from $3,908. In
December of 1996, the Bank hired a technical services manager to administer and maintain the computer network, equipment, and software.
Realizing that this position at its inception might not be a full-time job, the Bank was able to successfully negotiate with a community service provider in Manhattan to provide support for their technical services.
This has resulted in additional income for the Company of $4,625 during the first quarter. Also, commission income derived from the insurance agency has contributed $5,900 for the first quarter of 1997.

	Noninterest Expense.  Noninterest expense decreased $50,937, or
6.9%, to $684,874 for the first three months of 1997 over the same period in 1996. This decrease was due in part to the reduction in the FDIC premiums from $39,282 to $11,890, or 69.7%. There were also reductions in stationery, printing, and office supplies of $29,140, or 70.5% and professional fees of 21.7% to $39,164 both as a result of the costs incurred in connection with the change of name and consolidation of the bank subsidiaries in 1995. Occupancy and equipment expense decreased $1,701 or 1.8% and compensation increased 6.4% to $320,833.
Other expenses increased from $132,997 to $141,321, or by 6.3%.

	Asset Quality and Distribution. The Company's total assets remained steady at $103.5 million from December 31, 1996 to March 31, 1997. The Company's primary ongoing sources of funds are deposits, proceeds from principal and interest payments on loans and mortgage backed securities and proceeds from the sale of mortgage loans and mortgage backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition, and the restructuring of the financial services industry.

	The primary investing activities of the Company are the origination of mortgage, consumer, and commercial loans and the purchase of investment and mortgage backed securities. During the first three months of 1997, the Company originated mortgage loans in the amount of $3.9 million compared to $8.4 million during the first three months of 1996. Generally, the Company originates long term fixed rate residential mortgage loans for immediate sale and does not warehouse loans to speculate on interest rates. Efforts of management to diversify the loan portfolio have resulted in the Company having originated commercial non-mortgage and consumer loans of $8.0 million during the first three months of 1997, compared to $3.2 million in 1996.

MNB BANCSHARES, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)


	Management believes that the quality of the loan portfolio continues to be strong as evidenced by the small number and amount of loans past due 30 days or more. As of March 31, 1997, six real estate loans were more than 30 days past due with a total balance of $355,310, which was 0.55% of total loans outstanding. Four loans, totaling $112,840, were on non-accrual status as of March 31, 1997. With the exception of guaranteed student loans, eleven consumer loans totaling $46,348, or 0.07%, were over 30 days past due as of March
31, 1997 and one loan with a balance of $3,408 was on non-accrual.
Additionally, seven commercial loans totaling $125,602, or .19%, were past due. Two commercial loans totaling $82,394 were on non-accrual status, of which $73,267 is an SBA loan. At March 31, 1997, the Company had outstanding loan commitments of $9.1 million.

	During the three months ended March 31, 1997, the Company purchased securities to be held to maturity and available for sale in the amount of $2.6 million. These activities were funded primarily by maturing securities of $2.7 million, deposits, and proceeds from the sale of fixed rate mortgage loans totaling $1.0 million.

	Liability Distribution.  Interest bearing liabilities at March 31,
1997 increased $.6 million from December 31, 1996 with deposits increasing $.3 million and advances from the FHLB increasing $.3 million over the same period.

	Checking and NOW accounts at the end of the first quarter of 1997 totaled $19.3 million, or 22.2% of deposits. Certificates of deposit remained flat at $47.1 million at March 31, 1997. Money market funds have increased 11.8% from December 31, 1996 to $15.4 million from $13.8 million, and are 10.6% of total deposits.

	Liquidity. The Company's most liquid assets are cash and cash equivalents and investment securities available for sale. The level of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At March 31, 1997, and December 31, 1996 respectively, these liquid assets totaled $27.1 million and $27.7 million. During periods in which the Company is not able to originate a sufficient amount of loans and/or periods of high principal prepayments, the Company increases its liquid assets by investing in short-term U. S. Government and agency securities.

	Liquidity management is both a daily and long-term function of management strategy. Excess funds are generally invested in short-term investments. In the event the Company requires funds beyond its ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB or through sales of securities. At March 31, 1997, the Company had outstanding FHLB advances of $2.8 million and had $.8 million outstanding on its $12.0 million line of credit. Additionally, the Company has guaranteed a loan made to the Company's Employee Stock Ownership
Plan (the "ESOP") with an outstanding balance of $312,815 at March 31, 1997, to fund the ESOP's purchase of shares in the Company's common stock offering in 1993. The total borrowings by the Company were $3.9 million at March 31, 1997, compared to $3.6 million at December 31, 1996.

	Capital. The Federal Reserve Board has established capital requirements for bank holding companies which generally parallel the capital requirements for national banks under the Office of the Comptroller of the Currency (the "OCC") regulations. The regulations provide that such standards will generally be applied on a bank-only
(rather than a consolidated) basis in the case of a bank holding company with less than $150 million in total consolidated assets, such as the Company. The Company's total capital of $11.5 million is, however, well in excess of the Federal Reserve Board's consolidated minimum capital requirements.


MNB BANCSHARES, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)


	At March 31, 1997, the Bank continued to maintain a sound Tier
1 capital ratio of 8.92% and a risk based capital ratio of 16.13%. As shown by the following table, the Bank's capital exceeded the minimum capital requirements (dollars in thousands):


                                March 31, 1997


                           Amount   Percent   Required
Tier 1 Capital             $9,202    8.92%     4.00%
Risk Based Capital          9,915   16.13%     8.00%






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

	Recent Regulatory Developments. Various bills have been introduced in the Congress that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. While the scope of permissible nonbanking activities and the conditions under which the new powers could be exercised varies among the bills, the expanded powers generally would be available to a bank holding company only if the bills also impose various restrictions on transactions between the depository institution subsidiaries of bank holding companies and their nonbank affiliates. These restrictions are intended to protect the depository institutions from the risks of the new nonbanking activities permitted to such affiliates.

	At this time, the Company is unable to predict whether any of the pending bills will be enacted and, therefore, is unable to predict the impact such legislation may have on the operations of the Company and the Bank.

	Safe Harbor Statement Under the Private Securities Litigation
Reform Act of 1995. This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities
Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe,"
"expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on operations and future prospects of the Company and the subsidiary include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission


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

			Exhibit 27.  Financial Data Schedule.

		B.	Reports on Form 8-K

			None.












SIGNATURES



	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

						MNB BANCSHARES,
INC.



Date:  May 13, 1997
	__________________________________
						Patrick L. Alexander
						President and Chief Executive Officer



Date:  May 13, 1997
	__________________________________
						Susan E. Roepke
						Vice President, Secretary, Treasurer
						  and Chief Financial Officer






















10

7