Form 10-Q
period 1997-06-30
MNB BANCSHARES INC
filed 1997-08-11
CIK 891284

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549


 FORM 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 1997

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

 (785) 565-2000
 (Registrant's telephone number, including area code)



 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

 Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: As of August 11, 1997, the Registrant had outstanding 639,110 shares of its common stock, $.01 par value per share.

 MNB BANCSHARES, INC.
 Form 10-Q Quarterly Report

 Table of Contents



 PART I

  Page Number

 Item 1.  Financial Statements and Related Notes              1 - 5
 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                6 - 11


 PART II
 Item 1.  Legal Proceedings                                      12
 Item 2.  Changes in Securities                                  12
 Item 3.  Defaults Upon Senior Securities                        12
 Item 4.  Submission of Matters to a Vote of
          Security Holders                                       12
 Item 5.  Other Information                                      12
 Item 6.  Exhibits and Reports on Form 8-K                       12


          Form 10-Q Signature Page                               13

 MNB BANCSHARES, INC. AND SUBSIDIARY
 CONDENSED CONSOLIDATED BALANCE SHEETS
                                       June 30,       December 31,
                                         1997            1996
  (Unaudited)
 ASSETS
 Cash and cash equivalents:
 Cash                                  $2,490,142      $2,670,159
 Interest-bearing
 deposits in other
 financial institutions                         -       1,900,000
 Total cash and cash
 equivalents                            2,490,142       4,570,159
 Investment securities:
 Held-to-maturity at
 amortized
 cost                                   7,117,997      10,113,010
 (estimated fair value
 of $7,156,000
 and $10,154,000
 respectively)

 Available-for-sale at
 estimated fair value                  23,779,971      23,125,844
 Loans, net                            65,981,665      62,549,048
 Premises and equipment,
 net                                    1,352,822       1,325,798
 Other assets                           1,760,856       1,736,565
 Total assets                        $102,483,453    $103,420,424

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
 Deposits                             $86,082,788     $86,709,950
 Other borrowings                       3,612,815       3,615,020
 Accrued expenses,
  taxes and other
   liabilities                          1,067,156       1,761,289
 Total liabilities                     90,762,759      92,086,259
 Stockholders' equity:
 Common stock, $.01 par,
 1,500,000 shares authorized,
 639,110 and 605,215 shares
 issued and outstanding at 1997
 and 1996, respectively                     6,391          6,052
 Additional paid in capital             7,103,581      6,321,016
 Retained earnings                      4,922,350      5,340,873
 Unrealized gain (loss) on
 investment securities available-
 for-sale, net of tax                       1,187        (18,756)
 Unearned employee benefits              (312,815)      (315,020)
 Total stockholders' equity             11,720,694    11,334,165
 Total liabilities and
 stockholders' equity                 $102,483,453  $103,420,424

 See accompanying notes to condensed consolidated financial statements.

 MNB BANCSHARES, INC. AND SUBSIDIARY
 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
 (Unaudited)
                                               For the six months
                                                 ended June 30,
                                               1997           1996

 Interest income:
 Loans                                         $2,889,774     $2,852,419
 Investment securities                            931,943        887,116
 Other                                             69,710         87,634
 Total interest income                          3,891,427      3,827,169
 Interest expense:
 Deposits                                       1,910,908      1,917,295
 Borrowed funds                                   103,528        109,507
 Total interest expense                         2,014,436      2,026,802
 Net interest income                            1,876,991      1,800,367
 Provision for loan losses                         30,000              -
 Net interest income after
 provision for loan losses                      1,846,991      1,800,367
 Noninterest income:
 Fees and service charges                         254,295        259,956
 Gains on sale of loans                            21,834         27,252
 Gain (loss) on sale
 of investments                                    (6,884)       (13,940)
 Other                                             66,484          6,562
 Total noninterest income                         335,729        279,830
 Noninterest expense:
 Compensation and benefits                        671,278        609,786
 Occupancy and equipment                          202,476        183,094
 Federal deposit
 insurance premiums                                23,903         78,564
 Data processing                                   51,862         65,229
 Amortization                                      54,456         57,097
 Advertising                                       41,997         35,908
 Professional Fees                                 78,456         81,966
 Stationery, printing and
 office supplies                                   39,819         61,928
 Other                                            300,115        288,629
 Total noninterest expense                      1,464,362      1,462,201

 Earnings before income
 taxes                                            718,358        617,996

 Income tax expense                               225,195        209,126
 Net earnings                                    $493,163       $408,870
 Net earnings per share                      $        .74    $      0.62
 Dividends per share                         $       0.25    $    0.1281
 Average common and common
 equivalent shares outstanding                    666,366        663,277

 See accompanying notes to condensed consolidated financial statements.

 MNB BANCSHARES, INC. AND SUBSIDIARY
 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                                For the Three Months
                                                   Ended June 30,
                                                1997             1996
 Interest income:
 Loans                                          $1,485,061       $1,434,175
 Investment securities                             459,569          442,426
 Other                                              32,055           30,968
 Total interest income                           1,976,685        1,907,569
 Interest expense:
 Deposits                                          960,747          933,821
 Borrowed funds                                     51,650           64,461
 Total interest expense                          1,012,397          998,282
 Net interest income                               964,288          909,287
 Provision for loan losses                          15,000                -
 Net interest income after
 provision for loan losses                         949,288          909,287
 Noninterest income:
 Fees and service charges                          129,247          143,297
 Gains on sale of loans                             16,535            9,033
 Loss on sale of
 investment securities                              (6,884)         (13,029)
 Other                                              48,584            1,742
 Total noninterest income                          187,482          141,043
 Noninterest expense:
 Compensation and benefits                         350,446          308,387
 Occupancy and equipment                           108,253           87,169
 Federal deposit
 insurance premiums                                 12,012           39,282
 Data processing                                    25,061           41,429
 Amortization                                       26,180           27,500
 Advertising                                        31,841           14,456
 Professional Fees                                  39,292           31,957
 Stationery, printing and
 office supplies                                    27,610           20,579
 Other                                             158,794          155,632
 Total noninterest expense                         779,489          726,391
 Earnings before income taxes                      357,281          323,939
 Income tax expense                                106,775           88,978
 Net earnings                                     $250,506         $234,961
 Net earnings per share                        $      0.38        $    0.35
 Dividends per share                           $     0.125        $  0.0656
 Average common and common
 equivalent shares outstanding                     666,489          663,443

 See accompanying notes to condensed consolidated financial statements.

 MNB BANCSHARES, INC. AND SUBSIDIARY
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 For the Six Months
                                                   Ended June 30,
                                                 1997          1996
 Net cash provided by
 operating activities                            $   32,547    $   378,638
 INVESTING ACTIVITIES
 Net increase in loans                           (3,615,917)    (2,803,292)
 Maturities and prepayments of
 investments held to maturity                     2,986,250      4,012,148
 Purchase of investment
 held to maturity                                         -       (242,465)
 Maturities and prepayments of
 investments available for sale                    2,125,156     2,392,148
 Purchase of investments
 available for sale                               (3,835,601)   (8,799,063)
 Proceeds from sale of
 investment securities available
 for sale                                          1,091,968     3,013,058
 Proceeds from sales of other
 real estate                                          52,677             -
 Net cash used to purchase
  insurance agency                                   (30,000)            -
 Purchases of equipment and
 building improvements                              (131,153)      (75,850)
 Net cash used in investing
  activities                                      (1,356,620)   (2,503,316)

 FINANCING ACTIVITIES
 FHLB advances                                             -     2,975,000
 Net decrease in deposits                           (627,163)   (1,791,228)
 Net increase in securities sold
 under agreement to repurchase                             -       200,000
 Issuance of common stock under
 stock option plan                                    31,306             -
 Cash dividends paid on common
 stock                                              (160,087)      (73,852)
 Net cash provided by (used in)
 financing activities                               (755,944)    1,309,920
 Net decrease in cash and
 cash  equivalents                                (2,080,017)     (814,758)
 Cash and cash equivalents at
 beginning of period                               4,570,159     2,924,017
 Cash and cash equivalents at
 end of  period                                   $2,490,142    $2,109,259

 Supplemental disclosure of cash flow information
 Cash paid during period
 for interest                                     $2,060,330    $2,178,000
 Cash paid during period
 for taxes                                          $300,899      $286,000

 See accompanying notes to condensed consolidated financial statements.

 MNB BANCSHARES, INC. AND SUBSIDIARY
 Notes to Condensed Consolidated Financial Statements



 1. Interim Financial Statements
 The condensed consolidated financial statements of MNB Bancshares, Inc. and subsidiary have been prepared in accordance with the instructions to Form 10-Q. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The December 31, 1996 condensed consolidated balance sheet has been derived from the audited balance sheet as of that date. The results of the interim periods ended June 30, 1997 are not necessarily indicative of the results expected for the year ended December 31, 1997.

 2. Earnings Per Share
 Net earnings per share have been computed based on the average number of shares and common equivalent shares outstanding during the period. All periods presented herein reflect retroactive adjustment of the 5% stock dividends declared by the Company on May 15, 1997 and August 12, 1996.


 MNB BANCSHARES, INC. AND SUBSIDIARY
 MANAGEMENT'S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 General. MNB Bancshares, Inc. (the "Company") is a bank holding company incorporated under the laws of the State of Delaware and is engaged in the banking business through its wholly-owned subsidiary, Security National Bank (the "Bank"). The home office for the Bank is Manhattan, Kansas, with two branches, one in Auburn, Kansas and one in Topeka, Kansas. The Company's results of operations depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. The Company's operations are also affected by non-interest income, such as service charges, loan fees and gains and losses from the sale of newly originated loans. The Company's principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, federal deposit insurance, data processing, and provision for loan losses.

 Net earnings for the first six months of 1997 increased $84,293, or 20.6%, to $493,163 compared to $408,870 for the first six months of 1996. Net interest income, after provision for loan losses, increased $46,624 to $1,846,991, or 2.6%. Noninterest income increased $55,899, or 20.0% from $279,830 to $335,729, due to an increase in other noninterest income of $59,922 from $6,562 to $66,484, or 913.2%, which included a gain on the sale of real estate owned of $30,416. Non-interest expense increased only $2,161, or 0.1%, to $1,464,362.

 Net earnings for the second quarter of 1997 increased 6.5% to $250,506 in comparison to the same period in 1996. Net interest income, after provision for loan losses, showed an increase from $909,287 to $949,288, or 4.4%, during this period. Noninterest income increased 32.9% to $187,482 compared to $141,043. This partially offset the increase in noninterest expense of $53,098, or 7.3%.

 Interest Income. Interest income increased 1.7% to $3.9 million compared to $3.8 million during the first six months of 1996. Interest on loans remained steady at $2.9 million while interest on investment securities increased from $887,116 to $931,943, or 5.1%, while other interest income decreased 20.5% to $69,710. Average loans outstanding have increased approximately $2.6 million while the average rate has decreased slightly. Interest earned on securities increased as securities matured and were reinvested in securities yielding higher interest rates. The decrease in interest income on other investments was a result of decreased funds available for investment in short-term overnight interest-bearing deposits.

 Interest income for the second quarter of 1997 increased by $69,116, or 3.6%, compared to the same period of 1996. Interest on loans increased as average loans outstanding increased $1.3 million over 1996. Interest income on loans increased $50,886, or 3.5%, and investment securities increased $17,143, or 3.9%, to $459,569. Other interest income increased slightly to $32,055 or 3.5% from $30,968 in 1996. This was largely due to an increase in the dividends paid on Federal Home Loan Bank (the "FHLB") stock of $1,533.

 Interest Expense. Compared to the same period a year earlier, interest expense for the first half of 1997 decreased slightly, by $12,366, or 0.6%. Deposit interest expense remained steady at $1.9 million. Interest expense on borrowings, consisting of securities sold under agreements to repurchase and advances from the FHLB declined $5,979, or 5.5%, during the same time period, as these liabilities have been liquidated as they matured.

 Interest expense for the second quarter of 1997 increased 1.4% to $1,012,397 from $998,282 in 1996. Deposit interest expense increased $26,926, or 2.9%, to $960,747. The increase in interest expense was due to increases in interest rates on deposits and the decrease of $12,811, or 19.9%, in borrowed funds was a result of liquidating borrowings as they matured.

 Provision for Loan Losses. A provision for loan losses of $30,000 for the first six months of 1997 was made, compared to none in 1996. After management's quarterly review of the loan portfolio and an economic analysis performed at the end of the third quarter in 1996, a provision of $5,000 per month was resumed and continued during the first six months of 1997. This was due to the expansion of the Company's commercial lending activities. At the same time, expanded internal guidelines for credit risk evaluation and documentation were created and implemented. These factors will continue to be assessed and further provisions will be made if circumstances warrant such provisions. At June 30, 1997, the allowance for loan losses was $852,076, or 1.3% of gross loans outstanding, compared to
 $832,706, or 1.3%,  at June 30, 1996.   The allowance for loan losses was
 $819,660 at December 31, 1996, or 1.3% of gross loans outstanding.

 Noninterest Income. Noninterest income increased $55,899, or 20.0%, for the first six months of 1997. A slight decrease in fees and service charges for deposits and loans along with a decrease in gains on sale of loans was offset by an increase in other noninterest income. Fees and service charge income decreased $5,661, or 2.2%, to $254,295 from $259,956, while gains on sale of loans decreased $5,418 or 19.9% to $21,834 from $27,252. There was a loss on sale of investment securities available for sale of $6,884 as the Company sought to reposition its portfolio and lengthen its maturities.
 Some lower-yield short term securities were sold and the proceeds reinvested in intermediate term securities. The analysis done on this transaction indicated the loss will be recovered by the fourth quarter of 1997. This compares to a loss recorded in 1996 of $13,940, which the analysis indicated would be income-neutral for 1996. The increase in other noninterest income of $59,922, or 913.2%, to $66,484 included a gain on the sale of real estate owned of $30,016, along with $9,250 in income for technical services provided by the Company to a community service provider in Manhattan and $9,337 in commission income from the insurance agency.

 Noninterest income for the second quarter of 1997 increased 32.9% to $187,482 compared to $141,043 for that quarter in 1996. Fees and service charges decreased $14,050 or 9.8% to $129,247 due to overdraft income decreasing $7,000 and fee income on loans decreasing $7,900 from 1996.
 This decrease was  partially offset by a gain on sale of loans of 83.1%
 from $9,033 to $16,535.   Additionally, the gain on the sale of real estate
 owned of $30,016 occurred during the second quarter. The loss on sale of investment securities of $6,884 was incurred during this quarter in 1997 as part of the repositioning of the securities portfolio previously mentioned. Commission income from the insurance agency was $3,437 for the quarter along with technical service income of $3,162.

 Noninterest Expense. Noninterest expense remained steady at $1.5 million during the first six months of 1997. Decreases in the FDIC premiums from $78,564 to $23,903, or 69.6%, stationery, printing and office supplies of $22,109 or 35.7%, and data processing of $13,367 or 20.5% were offset by increases in compensation of $61,492, or 10.1% from $609,786 to $671,278 and occupancy and equipment of 10.6% to $202,476 from $183,094. The reduction in stationery, printing and office supplies was a result of the costs incurred in connection with the change of name and consolidation of the bank subsidiaries on December 31,1995. The decrease in data processing was also a result of the consolidation of subsidiaries. The increase in compensation and occupancy and equipment was due in large part to the new branch facility opened in Topeka in May of this year. Other expenses increased $11,486, or 4.0%, to $300,115.

 Total noninterest expense increased 7.3% to $779,489 for the second quarter of 1997. Occupancy and equipment expenses increased $21,804, or 24.2%, as a result of the opening of the branch facility in Topeka, along with professional fees and stationery, printing and office supplies which increased $7,335 and $7,031, respectively. These increases were offset by decreases in the FDIC premium of $27,270 or 69.4%, and data processing of $16,368, or 39.5%. Compensation and benefits increased 13.6% to $350,446 and other expenses increased $3,162 or 2.0% to $158,794.

 Asset Quality and Distribution. The Company's total assets were $102.5 million at June 30, 1997 compared to $103.4 million at December 31, 1996. The Company's primary ongoing sources of funds are deposits, proceeds from principal and interest payments on loans and investment securities, and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition, and the restructuring of the financial services industry.

 The primary investing activities of the Company are the origination of loans and the purchase of investment securities. During the first six months of 1997, the Company originated mortgage loans in the amount of $9.5 million compared to $16.0 million during the first six months of 1996. Generally, the Company originates fixed rate residential mortgage loans for immediate sale and does not warehouse loans to speculate on interest rates. During the first six months of 1997, the Company originated consumer and commercial non-mortgage loans of $12.7 million compared to $5.7 million during the same time period for 1996.

 Management believes that the quality of the loan portfolio continues to be strong as evidenced by the small number and amount of loans past due 30 days or more. As of June 30, 1997, six real estate loans were more than 30 days past due, with a total balance of $440,163, which was 0.7% of total loans outstanding. Additionally, five residential mortgage loans totaling $86,204 were on non-accrual status as of June 30, 1997. Excluding guaranteed student loans, there were five consumer loans in the amount of $23,229, or less than 0.1% of the total loan portfolio, over 30 days past due with two loans totaling $409 on non-accrual. Two commercial loans totaling $43,265 or 0.1% of the total portfolio, were 30 days or more past due, with two loans totaling
 $82,394 on non-accrual. At June 30, 1997, the Company had outstanding loan commitments of $6.9 million. The Company believes sufficient funds will be available to meet existing loan commitments.

 During the six months ended June 30, 1997, the Company purchased securities available for sale in the amount of $3.8 million. These activities were funded primarily by deposits, proceeds from the sale of fixed rate mortgage loans totaling $3.5 million and maturing securities.

 Liability Distribution. At June 30, 1997, total deposits had a net decrease of $.6 million from December 31, 1996, with borrowings remaining steady at $3.6 million.

 Checking and NOW accounts at the end of the first six months of 1997 were 20.7% of deposits and totaled $17.8 million compared to 24.0% and $20.4 million at December 31, 1996. This decrease was the result of a large public funds deposit account having $2.0 million less on deposit at June 30, 1997 compared to December 31, 1996. Money market deposit accounts were 18.0% of the deposit portfolio and totaled $15.5 million, compared to 15.9% and $13.8 million at December 31, 1996. Certificates of deposit were $47.7 million, or 55.4% of the portfolio compared to $47.4 million, or 54.6% at December 31, 1996.

 Liquidity. The Company's most liquid assets are cash and cash equivalents and investment securities available for sale. The level of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At June 30, 1997, and December 31, 1996, these liquid assets totaled $26.3 million and $27.7 million, respectively. During periods in which the Company is not able to originate a sufficient amount of loans and/or periods of high principal prepayments, the Company increases its liquid assets by investing in short-term U.S. Government and agency securities.

 Liquidity management is both a daily and long-term function of management's strategy. Excess funds are generally invested in short-term investments. In the event the Company requires funds beyond its ability to generate them internally, additional funds are available through the use of FHLB advances, a line of credit with the FHLB or through sales of securities. At June 30, 1997, the Company had outstanding FHLB advances of $2.5 million and $.8 million outstanding on its $12.0 million line of credit with the FHLB.
 Additionally, the  Company has guaranteed a loan made to the Company's
 Employee Stock Ownership Plan (the "ESOP"), with an outstanding balance of $312,815 at June 30, 1997, to fund the ESOP's purchase of shares in the Company's 1993 common stock offering. The total of these borrowings by the Company was approximately $3.6 million at June 30, 1997.

 Capital. The Federal Reserve Board has established capital requirements for bank holding companies which generally parallel the capital requirements for national banks under the Office of the Comptroller of the Currency (the "OCC") regulations. The regulations provide that such standards will generally be applied on a bank-only basis (rather than a consolidated basis) in the case of a bank holding company with less than $150 million in total consolidated assets, such as the Company. The Company's total capital of $11.7 million is, however, well in excess of the Federal Reserve Board's consolidated capital requirements.

 At June 30, 1997, the Bank continued to maintain a sound Tier 1 capital ratio of 8.99% and a risk based capital ratio of 16.21%. As shown by the following table, the Bank's capital exceeded the minimum capital requirements: (dollars in thousands)

                                      June 30, 1997
                          Amount          Percent             Required
 Tier 1 Capital          $9,171             8.99%               3.0%
 Risk Based Capital       9,879            16.21%               8.0%

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

 Recent Accounting Developments. In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" which revised the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. Statement No. 128 is effective for the Company's fiscal year ending December 31, 1997. Retroactive application will be required. The Company believes the adoption of Statement No. 128 will not have a significant effect on its reported earnings per share.

 The Company adopted SFAS 125 in January, 1997, and the effect was immaterial. The adoption of SFAS 127 is not expected to have a material effect on the financial statements.

 Recent Regulatory Developments. The Committee on Banking and Financial Services of the U.S. House of Representatives has approved legislation that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. The expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed, and if each of the depository institution subsidiaries of the bank holding company had received at least a 'satisfactory' rating under the Community Reinvestment Act. The proposed legislation would also impose various restrictions on transactions between the depository institution subsidiaries of bank holding companies and their nonbank affiliates. These restrictions are intended to protect the depository institutions from the risks of the new nonbanking activities permitted to such affiliates. At this time, the Company is unable to predict whether the proposed legislation may have any impact on the operations of the Company and its subsidiaries.

 Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995. This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Report Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words
"believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain.
 Factors which could have a material adverse effect on operations and future prospects of the Company and the subsidiary include, but are not limited to, changes in: interest rates, general economic conditions, legislative/ regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

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

   None

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

   None

 ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

 On May 19, 1997, the annual meeting of stockholders was held. At the meeting, Susan E. Roepke and Donald J. Wissman were elected to serve as Class II directors with terms expiring in 2000. Continuing as Class I directors (term expires in 1999) are Patrick L. Alexander, Joseph L. Downey, Rolla W. Goodyear, and
 Jerry R. Pettle; and continuing as Class III directors (term expires in 1998) are Brent A. Bowman, Charles D. Green, and Vernon C. Larson.
 The stockholders ratified the appointment of KPMG Peat Marwick LLP as the Company's independent public accountants for the year ending December 31, 1997.

 There were 608,839 issued and outstanding shares of Common Stock at the time of the annual meeting. The voting on the above-described at the annual meeting was as follows:

                              For                Withheld
 Election of Directors
 Susan E. Roepke               505,406            28
 Donald J. Wissman             505,434             0

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

  MNB BANCSHARES, INC.



  Date:  August 11, 1997  /s/Patrick L. Alexander
                          President and Chief Executive Officer


 Date:  August 11, 1997  /s/Susan E. Roepke
                         Vice President, Secretary,
                          Treasurer and Chief Financial Officer

 INDEX TO EXHIBITS

 EXHIBIT                                    SEQUENTIAL
 NUMBER         DESCRIPTION                 PAGE NUMBER

 27             Financial Data Schedule     16