Form 10-Q
period 1997-09-30
MNB BANCSHARES INC
filed 1997-11-14
CIK 891284

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-Q


X  	QUARTERLY REPORT PURSUANT TO SECTION 13
            OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1997

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE
SECURITIES EXCHANGE ACT OF 1934
For transition period from ________ to ________

Commission File Number 0-20878



MNB BANCSHARES, INC.
(Exact name of Registrant as specified in its charter)

Delaware
(State or other jurisdiction
of incorporation or organization)

48-1120026
(I.R.S. Employer Identification Number)

800 Poyntz Avenue, Manhattan, Kansas        66502
(Address of principal executive offices)   (Zip Code)

(785) 565-2000
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: As of November 10, 1997, the Registrant had outstanding
639,110 shares of its common stock, $.01  par value per share.


MNB BANCSHARES, INC.
Form 10-Q Quarterly Report

Table of Contents



PART I

							Page Number

Item 1.		Financial Statements and Related Notes   1 - 5
Item 2.		Management's Discussion and Analysis
         of Financial Condition and Results of
       		Operations				                            6-12


PART II

Item 1.		Legal Proceedings			                        13
Item 2.		Changes in Securities			                    13
Item 3.		Defaults Upon Senior Securities		           13
Item 4.		Submission of Matters to a Vote of
		       Security Holders			                         13
Item 5.		Other Information			                        13
Item 6.		Exhibits and Reports on Form 8-K	           13


		Form 10-Q Signature Page		                         14

MNB BANCSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
                                     September 30,    December 31,
                                     1997             1996
                                     (Unaudited)
ASSETS
Cash and cash equivalents:
Cash                                 $  2,250,079        $2,670,159
Interest-bearing deposits in other
financial institutions                  2,600,000         1,900,000
Total cash and cash equivalents         4,850,079         4,570,159
Investment securities:
Held to maturity at amortized cost
(estimated fair value of $6,388,000
and $10,154,000 respectively)           6,359,039        10,113,010
Available-for-sale at estimated
fair value                             25,371,811        23,125,844
Loans, net                             64,077,298        62,549,048
Premises and equipment, net             1,459,929         1,325,798
Other assets                            1,746,481         1,736,565
Total assets                        $ 103,864,637     $ 103,420,424

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits                             $ 88,100,400      $ 86,709,950
Other borrowings                        2,809,895         3,615,020
Accrued expenses, taxes and
other liabilities                         981,599         1,761,289
Total liabilities                      91,891,894        92,086,259
Stockholders' equity:
Common stock, $.01 par, 1,500,000
shares authorized, 639,110 and
605,215 shares issued and outstanding
at 1997 and 1996, respectively              6,391             6,052
Additional paid in capital              7,103,581         6,321,016
Retained earnings                       5,126,921         5,340,873
Unrealized gain (loss) on investment
securities available-for-sale,
net of tax                                 45,745           (18,756)
Unearned employee benefits               (309,895)         (315,020)
Total stockholders' equity             11,972,743        11,334,165
Total liabilities and stockholders'
equity                               $103,864,637      $103,420,424

See accompanying notes to condensed consolidated financial statements.

MNB BANCSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS
OF EARNINGS (Unaudited)
                                             For the nine months ended
                                                   September 30,
                                           1997                 1996
Interest income:
Loans                                      $4,398,957            $4,292,649
Investment securities                       1,412,354             1,334,096
Other                                         124,278               126,214
Total interest income                       5,935,589             5,752,959
Interest expense:
Deposits                                    2,901,372             2,889,377
Borrowed funds                                144,328               155,399
Total interest expense                      3,045,700             3,044,776
Net interest income                         2,889,889             2,708,183
Provision for loan losses                      45,000                  -
Net interest income after
provision for loan losses                   2,844,889              2,708,183
Noninterest income:
Fees and service charges                      379,057                395,062
Gains on sale of loans                         64,395                 53,039
Loss on sale of investments                   (21,309)               (15,213)
Other                                          86,102                 27,262
Total noninterest income                      508,245                460,150
Noninterest expense:
Compensation and benefits                   1,039,456                919,651
Occupancy and equipment                       322,504                281,777
Federal deposit insurance premiums             35,536                121,633
FDIC special assessment                           -                  449,000
Data processing                                76,964                 90,619
Amortization                                   80,636                 84,597
Advertising                                    59,391                 48,167
Professional fees                             112,133                102,311
Stationery, printing and office supplies       55,312                 73,836
Other                                         449,259                415,318
Total noninterest expense                   2,231,191              2,586,909
Earnings before income taxes                1,121,943                581,424
Income tax expense                            344,320                192,659
Net earnings                                 $777,623               $388,765
Net earnings per share                          $1.17                  $0.59
Dividends per share                            $0.375                $0.1937
Average common and common
 equivalent shares outstanding                666,332                662,957

See accompanying notes to condensed consolidated financial statements.

MNB BANCSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
                                For the three months ended
                                       September 30,
                                1997                     1996
Interest income:
Loans                           $1,509,183                $1,440,229
Investment securities              480,409                   446,980
Other                               54,570                    38,581
Total interest income            2,044,162                 1,925,790
Interest expense:Deposits          990,464                   972,082
Borrowed funds                      40,800                    45,893
Total interest expense           1,031,264                 1,017,975
Net interest income              1,012,898                   907,815
Provision for loan losses           15,000                        -
Net interest income after
provision for loan losses          997,898                   907,815
Noninterest income:
Fees and service charges           124,762                   135,106
Gains on sale of loans              42,561                    25,787
 Loss on sale of investments       (14,425)                   (1,273)
Other                               19,618                    20,701
Total noninterest income           172,516                   180,321
Noninterest expense:
Compensation and benefits          368,178                   309,865
Occupancy and equipment            120,028                    98,682
Federal deposit insurance
premiums                            11,633                    43,069
FDIC special assessment                 -                    449,000
Data processing                     25,102                    25,390
Amortization                        26,180                    27,500
Advertising                         17,394                    12,259
Professional fees                   33,677                    20,345
Stationery, printing and
office supplies                     15,493                    11,908
Other                              149,144                   126,690
Total noninterest expense          766,829                 1,124,708
Earnings before income taxes       403,585                   (36,752)
Income tax expense                 119,125                   (16,467)
Net earnings                      $284,460                  ($20,105)
Net earnings per share               $0.43                    ($0.03)
Dividends per share                 $0.125                    $0.0656
Average common and common
equivalent shares outstanding      666,252                    662,174

See accompanying notes to condensed consolidated financial statements.


MNB BANCSHARES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                           For the nine months ended
                                                    September 30,
                                             1997               1996
NET CASH PROVIDED BY OPERATING ACTIVITIES     $253,924           $1,240,602

INVESTING ACTIVITIES
Net increase in loans                       (1,712,470)          (1,787,268)
Maturities and prepayments of
investments held to maturity                 3,758,946            5,826,991
Purchase of investment held to maturity            -               (342,906)
Maturities and prepayments of investments
available for sale
                                             3,462,291            3,472,785
Purchase of investments available for sale  (8,178,591)         (11,049,923)
Proceeds from sale of investment securities
available for sale                           2,582,280            3,511,808
Proceeds from sales of other real estate        53,300                5,279
Net cash used to purchase insurance agency     (30,000)                 -
Purchases of equipment and building
improvements                                  (291,539)            (83,063)
Net cash used in investing activities         (355,783)           (446,297)

FINANCING ACTIVITIES
FHLB advances (net)                           (800,000)         (1,225,000)
Net increase (decrease) in deposits          1,390,450            (630,867)
Net increase in securities sold
under agreement to repurchase                    -                 200,000
Issuance of common stock under
stock option plan                               31,306                  -
Cash dividends paid on common stock           (239,977)          (116,138)
Net cash provided by (used in) financing
activities                                     381,779         (1,772,005)
Net increase (decrease) in cash and
cash equivalents                               279,920           (977,700)
Cash and cash equivalents at beginning
of period                                    4,570,159          2,924,017
Cash and cash equivalents at end of period $ 4,850,079         $1,946,317

Supplemental disclosure of cash flow
information
Cash paid during period for interest        $3,112,000         $3,195,000
Cash paid during period for taxes           $ 347,000           $ 384,000

Supplemental disclosure of noncash
investing and financing activities:
Conversion of loans to real estate owned       $-                $ 26,600

See accompanying notes to condensed consolidated financial statements.

MNB BANCSHARES, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements



1.	Interim Financial Statements.  The condensed consolidated financial statements of MNB Bancshares, Inc. and subsidiary have been prepared in accordance with the instructions to Form 10-Q. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Annual Report on Form 10-K for the year ended
December 31, 1996, such information and footnotes have not been duplicated herein. In the opinion of magement, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein.
The December 31, 1996 condensed consolidated balance sheet has been derived from the audited balance sheet as of that date. The results of the interim periods ended September 30, 1997 are not necessarily indicative of the results expected for the year ended December 31, 1997.

2.	Earnings Per Share.  Net earnings per share have been computed based on the average number of shares and common equivalent shares outstanding during the period. All periods presented herein reflect retroactive adjustment of the 5% stock dividends declared by the Company on May 15, 1997 and August 12, 1996.

3. 	Recent Accounting Developments.  The Company will adopt Statement of Financial Accounting Standards (SFAS) Nos. 125 and 127 relating to transfers and servicing of financial assets and extinguishments of liabilities during 1997 and 1998, according to the required implementation dates. SFAS No. 125, adopted January 1, 1997, did not have a material effect on the financial statements. The adoption of SFAS No. 127 on January 1, 1997 is not expected to have a material effect on financial statements.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" which revised the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. SFAS No. 128 is effective for the Company's fiscal year ending December 31, 1997. Retroactive application will be required. The Company believes the adoption of SFAS No. 128 will not have a significant effect on its reported earnings per share.

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

On September 16, 1997, the company announced it had signed a definitive agreement for the acquisition of Freedom Bancshares, Inc. ("Freedom"), Osage City, Kansas, the holding company for Citizens State Bank of Osage City, with a branch in Beloit, Kansas. The proposed acquisition of Freedom, which has $43 million in assets, is anticipated to close during the first quarter of 1998, subject to regulatory and Freedom shareholder approval.

Net earnings for the first nine months of 1997 increased to $777,623 compared to $388,765 for the first nine months of 1996. This substantial increase was the result of an expense accrual of $449,000 which was made in 1996 for the amount of the Company's one-time assessment to fund the Federal Deposit Insurance Corporation's (the "FDIC") recapitalization of the Savings Association Insurance Fund (the "SAIF") as mandated by the Omnibus Appropriations bill signed into law on September 30, 1996. Absent that expense, earnings, net of tax, would have been $667,345, at September 30, 1996. Net interest income after provision for loan losses increased $136,706, or 5.1%, to $2,844,889. Gains on sale of loans increased 21.4%, or $11,356, to $64,395; and non-interest expense decreased
$355,718, or 13.8%, to $2,231,191. The decrease in non-interest expense was due to the FDIC special assessment.

Net earnings for the third quarter of 1997 increased to $284,460 compared to a loss of $20,105 in the same period in 1996. This was due to the expense for the FDIC special assessment of $449,000 in 1996. Absent this expense, earnings, net of tax in 1996, would have been $258,475, compared to $284,460, or an increase of 10.1%. Net interest income, after provision for loan losses, showed an increase from $907,815 to $997,898, or 9.9%, during this period. Total noninterest income decreased $7,805, or 4.3%. Increased gains on sale of loans of $16,774 was not enough to offset increased losses on sale of investment securities available for sale and decreased fees and service charges. Losses on sale of investment securities increased from $1,273 in the third quarter of 1996 to $14,425 in the third quarter of 1997. Noninterest income from fees and service charges also decreased 7.7% to $124,762 compared to $135,106 in the third quarter of 1996.

Interest Income. Interest income increased by $182,630, or 3.2%, to $5.9 million during the first nine months of 1997. This increase was the result of an increase in interest on loans of 2.5%, or $106,308, and interest on investment securities of $78,258, or 5.9%. Interest earned on securities increased as securities matured and were reinvested in securities yielding higher interest rates. The slight decrease in other income of $1,936, or 1.5%, was the result of decreased average funds available for investment in short-term, overnight interest-bearing accounts for the nine month period ending September 30, 1997.

Interest income for the third quarter of 1997 increased by $118,372, or 6.1%, compared to the same period of 1996. Interest on loans and investment securities increased as the loan outstandings increased $2.5 million, or 3.9%, over the same quarter last year. Additionally, proceeds from maturing securities have been reinvested in securities with higher rates. Interest income on loans increased $68,954, to $1.5 million from $1.4 million, or 4.8% and interest income from investment securities increased $33,429, or 7.5%, to $480,409. Other interest income increased $15,989, or 41.4%, because of increased average funds available for investment in short-term overnight interest-bearing deposits in the third quarter of 1997.

Interest Expense. Interest expense remained steady at $3.0 million during the first nine months of 1997. Deposit interest expense increased $11,995, or 0.4%, while interest expense on borrowings, consisting of advances from the Federal Home Loan Bank of Topeka (the "FHLB"), declined $11,071, or 7.1% during this time period, as these liabilities have been liquidated as they matured.

Interest expense for the third quarter of 1997 increased slightly from $1,017,975 to $1,031,264 for the third quarter of 1996. Deposit interest expense increased $18,382, or 1.8%, to $990,464. This was partially offset by a decrease of $5,093 on interest expense on borrowings to $40,800.
This decrease was the result of liquidation of  borrowings as they matured.

Provision for Loan Losses. A provision for loan losses of $45,000 for the first nine months of 1997 was made, compared to none in 1996. After management's quarterly review of the loan portfolio and an economic analysis performed at the end of the third quarter in 1996, a provision of $5,000 per month was initiated and continued during the first nine months of 1997.
This was due to management's efforts relating to the expansion of the Company's commercial lending activities. At the same time, expanded internal guidelines for credit risk evaluation and documentation were created and implemented. These factors will continue to be assessed and further changes will be made if circumstances warrant such changes. At September 30, 1997, the allowance for loan losses was $869,104, or 1.3% of gross loans outstanding, compared to $811,653 at September 30, 1996. The allowance for loan losses was $819,660 at December 31, 1996, or 1.3% of gross loans outstanding.

Noninterest Income. Noninterest income increased $48,095, or 10.5%, for the first nine months of 1997. A decrease of $16,005, or 4.2%, in fees and service charges from $395,062 to $379,057 was partially offset by a change in the gains on sale of loans of $11,356 from $53,039 to $64,395, for a 21.4% increase. A loss on sale of investment securities available for sale of $21,309 was incurred as the Company sought to reposition its portfolio and lengthen its maturities. Some lower-yield, short-term securities were sold and the proceeds reinvested in intermediate securities. The analysis done on these transactions indicated that the losses incurred will be recovered by the second quarter of 1998. The increase in other noninterest income of $58,840, or 215.8%, to $86,102 included a gain on the sale of real estate owned of $30,016, along with $13,258 in income for technical services provided by a Company employee to a community service provider in Manhattan, and $15,686 in commission income from the insurance agency, a wholly-owned subsidiary of the Bank.

Noninterest income for the third quarter of 1997 compared to 1996 decreased $7,805, or by 4.3%. Fees and service charges decreased $10,344, or 7.7%, to $124,762. This decrease was offset by increased gains on sale of loans of 65.0% from $25,787 to $42,561. This increase in gains on sale of loans was a result of an increased profit margin of loans sold to the secondary market. However, losses on sale of investment securities of $14,425 were incurred during this quarter as part of the repositioning of the securities portfolio mentioned above. Other income decreased slightly from $20,701 to $19,618, or 5.2%.

Noninterest Expense.  Noninterest expense decreased $355,718, or 13.8%
to $2.2 million for the first nine months of 1997. Of this decrease, $449,000 was attributable to the accrual of the FDIC one-time special assessment in 1996 and a decrease of $86,097, or 70.2%, in regular FDIC premiums.
Stationery, printing and office supplies decreased $18,524, or 25.1%, along with a decrease of $13,655, or 15.1%, in data processing expenses to $76,964 from $90,619. These decreases were offset by increases in occupancy and equipment expense of $40,727, or 14.5%, and compensation of 13.0% from $919,651 to $1,039,456. The reduction in stationery, printing and office supplies was the result of the costs incurred in connection with the change of name and consolidation of the bank subsidiaries in December, 1995. The decrease in data processing was also the result of the consolidation of subsidiaries. The increase in compensation and occupancy and equipment was due in large part to the new Topeka branch facility opened in May of this year. Other operating expense increased $33,941, or 8.2%, from $415,318 to $449,259.

Total noninterest expense decreased 31.8% to $766,829 for the third quarter of 1997. This was due to the estimated accrual of the FDIC special assessment of $449,000 in 1996, along with a decrease of $31,436 in the regular FDIC premiums from $43,069 to $11,633. These decreases were offset by increases in compensation of $58,313, or 18.8%, and occupancy and equipment of 21.6% from $98,682 to $120,028, due in large part to the new branch facility in Topeka. Other operating expenses increased $22,454, or 17.7%.

Asset Quality and Distribution.  The Company's total assets increased slightly
to   $103.9 million at September 30, 1997 compared $103.4 million at December
31, 1996. The Company's primary ongoing sources of funds are deposits, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition, and the restructuring of the financial services industry.

The primary investing activities of the Company are the origination of loans and the purchase of investment securities. During the first nine months of 1997, the Company originated mortgage loans in the amount of $19.1 million compared to $23.6 million during the first nine months of 1996. Generally, the Company originates fixed rate residential mortgage loans for immediate sale and does not warehouse loans to speculate on interest rates. During the first nine months of 1997, the Company originated consumer and commercial non-mortgage loans of $16.8 million compared to $8.7 million during the same time period for 1996.

Management believes the quality of the loan portfolio continues to be strong. As of September 30, 1997, ten real estate loans were more than 30 days past due, with a total balance of $1.1 million, which was 1.7% of total loans outstanding. Additionally, four residential mortgage loans totaling
$101,719 were on non-accrual status as of September 30, 1997. Excluding guaranteed student loans, there were seven consumer loans in the amount of $35,570, or 0.1% of the portfolio over 30 days past due and two on non-accrual with a balance of $607. Additionally, three commercial loans totaling $122,459, or 0.2% of the total loan portfolio, were past due over 30 days. Three commercial loans with a balance of $28,199 were on non-accrual. At September 30, 1997, the Company had outstanding loan commitments of $8.2 million. Management of the Company believes sufficient funds will be available to meet existing loan commitments.

During the nine months ended September 30, 1997, the Company purchased securities to be held to maturity and available for sale in the amount of $8.2 million. These purchases were funded primarily by deposits, proceeds from the sale of fixed rate mortgage loans totaling $9.9 million, and maturing securities.

Liability Distribution. At September 30, 1997, total deposits had a net increase of $1.4 million from December 31, 1996 while borrowings decreased $.8 million as FHLB advances were paid in full as they matured.

Checking and NOW accounts at the end of the first nine months of 1997 totaled $22.0 million, or 24.9% of deposits, compared to $20.4 million, or 23.5% of deposits at December 31, 1996. Money market deposit accounts were 16.2% of the portfolio and totaled $14.3 million, compared to $13.8 million at December 31, 1996 and savings accounts totaled $4.8 million compared to $5.2 million at December 31, 1996. Certificates of deposit were $47.0 million, or 53.4% of the portfolio compared to $47.4 million, or 54.6% at December 31, 1996.

Liquidity. The Company's most liquid assets are cash and cash equivalents and investment securities available for sale. The level of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At September 30, 1997, and December 31, 1996, these liquid assets totaled $30.2 million and $27.7 million respectively. During periods in which the Company is not able to originate a sufficient amount of loans and/or periods of high principal prepayments, the Company increases its liquid assets by investing in short-term U.S. government and agency securities.

Liquidity management is both a daily and long-term function of management's strategy. Excess funds are generally invested in short-term investments.
In the event the Company requires funds beyond its ability to generate them internally, additional funds are available through the use of FHLB advances, a line of credit with the FHLB or through sales of securities. At September 30, 1997, the Company had outstanding FHLB advances of $2.5 million and no borrowings were outstanding on its $15 million line of credit with the FHLB. Additionally, the Company has guaranteed a loan made to the Company's Employee Stock Ownership Plan (the "ESOP"), with an outstanding balance of $309,895 at September 30, 1997 to fund the ESOP's purchase of shares in the Company's
1993 common stock offering. The total of these borrowings by the Company was approximately $2.8 million at September 30, 1997.

Capital. The Federal Reserve Board has established capital requirements for bank holding companies which generally parallel the capital requirements for national banks under the Office of the Comptroller of the Currency (the "OCC") regulations. The regulations provide that such standards will generally be applied on a bank-only basis (rather than a consolidated basis) in the case of a bank holding company with less than $150 million in total consolidated assets, such as the Company. The Company's total capital of $12.0 million is, however, well in excess of the Federal Reserve Board's consolidated capital requirements.

At September 30, 1997, the Bank continued to maintain a sound Tier 1 capital ratio of 9.01% and a risk based capital ratio of 16.58%. As shown by the following table, the Company's capital exceeded the minimum capital equirements (dollars in thousands):

			                          September 30, 1997

                           	Amount	  Percent	  Required
Tier 1 Capital	             $9,339	  9.01%	    3.0%

Risk Based Capital	         10,043	  16.58%	   8.0%

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

Year 2000 Compliance. The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's data processor and purchased software which is run on in-house computer networks. In 1997, the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. The Company's data processor and those vendors which have been contacted have indicated that their hardware and/or software will be Year 2000 compliant by the end of 1998. This will allow time for the testing for compliance. While there may be some expenses incurred during the next two years, it is not expected to have a material effect on the Company's consolidated financial statements.

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


ITEM 2.	CHANGES IN SECURITIES.

		None


ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

		None


ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF
		SECURITY HOLDERS.

		None.

ITEM 5.	OTHER INFORMATION.

		None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

		A.	Exhibits
			Exhibit 4. Form of Common Stock Certificate
			Exhibit 27.  Financial Data Schedule

		B.	Reports on Forms 8-K filed September 16,
			1997 reporting under Item 5 the Agreement and Plan of Merger between the Company and Freedom Bancshares, Inc. and on October 22, 1997 disclosing additional terms of the Agreement and Plan of Merger between the Company and Freedom
			Bancshares, Inc.


SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MNB BANCSHARES, INC.



Date:  November 13, 1997

/s/ Patrick L. Alexander
President and Chief Executive Officer



Date:  November 13, 1997

/s/ Susan E. Roepke
Vice President, Secretary,
Treasurer and Chief Financial Officer

EXHIBIT 4.  FORM OF COMMON STOCK CERTIFICATE

Common Stock			Common Stock
(Number)				(Shares)

MNB BANCSHARES, INC.
A Delaware Corporation

See Reverse For Certain Definitions

CUSIP 553103 10 2

THIS CERTIFIES THAT (NAME) IS THE OWNER OF
(NUMBER)

fully paid and nonassessable shares of common stock, par value
$0.01 per share, of MNB Bancshares, Inc. (the "Corporation"), a Delaware corporation. The shares represented by this certificate are transferable only on the stock transfer books of the Corporation by the holder of record hereof, or by his duly authorized attorney or legal representative, upon surrender of this certificate properly endorsed. This certificate is not valid until countersigned and registered by the Corporation's transfer agent and registrar.

IN WITNESS WHEREOF, the Corporation has caused this certificate to be executed by the facsimile signatures of its duly authorized officers and has caused a facsimile of its corporate seal to be hereunto affixed.

Dated: (date)

/s/ Susan E. Roepke
Secretary

(Corporate Seal)

/s/ Patrick L. Alexander
President

MNB BANCSHARES, INC.

The shares represented by this certificate are issued subject to all of the provisions of the certificate of incorporation and bylaws of MNB Bancshares, Inc. (the "Corporation"), as from time to time amended (copies of which are on file at the principal executive offices of the Corporation).

The Corporation's certificate of incorporation provides that no "person" (as defined in the certificate of incorporation) who "beneficially owns" (as defined in the certificate of incorporation) in excess of 10% of the outstanding shares of the Corporation shall be entitled to vote any shares held in excess of such limit. This provision of the certificate of incorporation shall not apply to an acquisition of securities of the Corporation by an employee stock purchase plan or other employee benefit plan of the Corporation or any of its subsidiaries.

The Corporation's certificate of incorporation also includes a provision the general effect of which is to require the affirmative vote o the holders of two-thirds of the outstanding voting shares of the Corporation to approve certain business combinations (as defined in the certificate of incorporation). However, only the affirmative vote of a majority of the outstanding shares or such vote as is otherwise required by law (rather than the two-thirds voting requirement) is applicable to a particular transaction if it is approved by a majority of the "disinterested directors" (as defined in the certificate of incorporation) or in the case of business combinations with an interested shareholder (as defined in the certificate of incorporation) the transaction satisfied certain minimum price and procedural requirements.

The Corporation will furnish to any stockholder upon request and without charge a full statement of the powers, designations, preferences and relative, participating, optional or other special rights of each authorized class of stock or series thereof and the qualifications, limitations or restrictions of such preferences and/or rights, to the extent that the same have been fixed, and of the authority of the board of directors to designate the same with respect to other series. Such request may be made to the Corporation or to its transfer agent and registrar.

The following abbreviations, when used in the inscription on the face of this certificate, shall be construed as though they were written out in full according to applicable laws or regulations:

TEN COM - as tenants in common
TEN ENT - as tenants by the entireties
JT TEN - as joint tenants with right of survivorship and not as tenants in common.

Additional abbreviations may also be used though not in the above list.

For value received (name) hereby sell, assign and transfer unto
(Social Security or other identifying number of assignee)
(name, address, zip code of assignee)
(number of shares) shares of the Common Stock represented by the within certificate, and do hereby and irrevocable constitute and appoint
(name) Attorney to transfer the said shares on the books of the within named Corporation with full power of substitution in the premises.

Dated (date)

x (signature block)

Notice: The signature(s) to this assignment must correspond with the name(s) as written upon the face of the certificate in every particular, without alteration or enlargement or any change whatever.



ITEM 6.	REPORTS ON FORM 8-K

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 8-K

CURRENT REPORT

Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934



Date of Report:	September 16, 1997
(Date of earliest event reported)


MNB BANCSHARES, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE
(State or other jurisdiction of incorporation)

0-20878				48-1120026
(Commission File Number)		(IRS Employer
Identification Number)



800 Poyntz Avenue, Manhattan, Kansas	66502
(Address of principal executive offices)	(Zip Code)




(785) 565-2000
(Registrant's telephone number, including area code)


Item 5.		Other Events

On September 16, 1997, MNB Bancshares, Inc., (the "Registrant") entered into an Agreement and Plan of Merger (the "Agreement") with Freedom Bancshares, Inc. ("Freedom"), a Kansas corporation. Pursuant to the terms of the Agreement, upon consummation of the transaction, the Registrant will acquire Freedom for cash.

Attached hereto as Exhibit 99.1 is a copy of a press release, dated September 16, 1997, announcing the signing of the Agreement.

Item 7.	Financial Statements, Pro Forma Financial Information, and Exhibits

	(a)	Financial Statements of Business Acquired

		None.

	(b)	Pro Forma Financial Information

		None.

	(c)	Exhibits

		99.1 Press Release dated September 16, 1997


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


MNB BANCSHARES, INC.


Dated:	September 18, 1997
By:
Susan E. Roepke
Vice President



ITEM 6.	REPORTS ON FORM 8-K

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 8-K

CURRENT REPORT

Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934



Date of Report: 	October 20, 1997
(Date of earliest event reported)


MNB BANCSHARES, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE
(State or other jurisdiction of incorporation)

0-20878			48-1120026
(Commission File Number)	(IRS Employer
				Identification Number)




800 Poyntz Avenue, Manhattan, Kansas	66502
(Address of principal executive offices)	(Zip Code)




(785) 565-2000
(Registrant's telephone number, including area code)

Item 5.		Other Events

As previously reported on a Form 8-K, on September 16, 1997, MNB
Bancshares, Inc., (the "Registrant") entered into an Agreement and Plan of Merger (the "Agreement") with Freedom Bancshares, Inc. ("Freedom"), a
Kansas corporation. On October 20, 1997, a press release was made disclosing the terms of the Agreement and stating the final purchase price would be approximately $3.2 million.

Further details of the transaction are contained in the press release attached hereto as Exhibit 99.1


Item 7.	Financial Statements, Pro Forma Financial Information, and Exhibits

	(a)	Financial Statements of Business Acquired

		None.

	(b)	Pro Forma Financial Information

		None.

	(c)	Exhibits

		99.1 Press Release dated October 20, 1997

Exhibit 99.1
PRESS RELEASE




CONTACT:
Patrick L. Alexander
President and Chief Executive Officer
MNB Bancshares, Inc.
785/565-2000

CONTACT:
William J. Schlobohm
President
Freedom Bancshares, Inc.
913/528-3112

FOR IMMEDIATE RELEASE

TERMS OF FREEDOM BANCSHARES TRANSACTION ANNOUNCED

Manhattan, Kansas October 20, 1997

Patrick L. Alexander, President and Chief Executive Officer of
MNB Bancshares, Inc. (Nasdaq Small Cap MNBB), Manhattan, and
William J. Schlobohm, President of Freedom Bancshares, Inc. (Freedom),
Osage City, Kansas, disclosed today the terms for the purchase of Freedom by MNB Bancshares. Freedom is a bank holding company for Citizens State
Bank, Osage City.

"Under the terms of the September 16 agreement," Alexander said, "MNB Bancshares will acquire the issued and outstanding shares of Freedom Bancshares for $165 per share in cash, subject to regulatory and shareholder approval."

Additionally, MNB will redeem Freedom's preferred stock and will assume the holding company's debt. The final purchase price of approximately $3.2 million is projected to be approximately 290% of Freedom's tangible book value.

"Our due diligence review is now complete and all the appropriate regulatory filings are being made." Alexander said.

Schlobohm commented on the acquisition, saying, "We are very excited about joining with MNB and contributing to its community banking philosophy. By teaming with MNB, we are able to achieve our dual goals of getting an excellent price for our shareholders and combining with an organization that strongly believes in the importance of the bank remaining a leader in the communities it serves. We feel this combination is good for our shareholders, our employees, and the community."

"We intend to continue and to strengthen Citizens State Bank's tradition of being the leading provider of financial products and services in the community," Alexander said. "Community banks such as ours are competing today with formidable financial giants for the same pool of customers. We think that by combining our resources with the employees and the character of banks like Citizens, and maintaining the relationships which have been developed over the years, we can compete effectively in this environment. This will provide enhanced community banking to Citizens' customers."

"Consumers today can get their financial products and services from any number of places," Alexander continued, "but banking is fundamentally a 'people' business. We believe our people should be involved in the community. We feel that decisions should be made locally by bankers who are familiar with their customers and knowledgeable about their needs. Our idea is simple, but effective: If we pool our resources and capitalize on our strengths, we can deliver quality products and exceptional service in a community banking environment. That is our goal."

MNB Bancshares, Inc., with total assets of $102 million is a bank holding company for Security National Bank, which is headquartered in Manhattan, Kansas. Earlier this year, Security National Bank opened a branch at 21st and Wanamaker in Topeka. In 1995, MNB acquired Security State Bank of Auburn, Kansas, which is now a branch of Security National Bank. The proposed combination will bring total assets to approximately $145 million.

###




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


MNB BANCSHARES, INC.


Dated:	October 23, 1997

By: Susan E. Roepke
       Vice President