Form 10-K
period 1997-12-31
MNB BANCSHARES INC
filed 1998-03-30
CIK 891284

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 21549

FORM 10-K

X   ANNUAL REPORT PURSUANT TO SECTION 13
    OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934 (FEE REQUIRED)

For fiscal year ended December 31, 1997
OR

TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES AND EXCHANGE
ACT OF 1934 (NO FEE REQUIRED)
For transition period from 		 to


Commission File Number 0-21878

MNB BANCSHARES, INC.
(Exact name of Registrant as specified in its charter)

Delaware                  48-1120026
(State or other           (IRS Employer
jurisdiction               Identification
of incorporation           Number)
or organization)

800 Poyntz Avenue, Manhattan, Kansas 66502
(Address of principal executive offices)

(785) 565-2000
(Registrant's telephone number, including area code)

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

Yes   X    No ___

Indicate by check mark if disclosure of
delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this form
10-K. [ ]


The aggregate market value of voting
common stock of Registrant held by non-
affiliates as of March 27, 1998 was
$8,662,857.*  At March 27, 1998, the total
number of shares of common stock
outstanding was 1,288,476.


Documents incorporated by Reference:

Portions of the 1997 Annual Report to
Stockholders for the fiscal year ended
December 31, 1997, are incorporated by
reference into Parts I and II hereof, to the extent indicated herein. Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 1998, are incorporated by reference in Part III hereof, to the extent indicated herein.



*Based on the last reported price of
actual transactions in Registrant's common stock on March 27, 1998, and reports of beneficial ownership prepared by all directors, executive officers and beneficial owners of more than 5% of the outstanding shares of common stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of common stock of Registrant.



MNB BANCSHARES, INC.

1997 Form 10-K Annual Report

Table of Contents

PART I

ITEM 1.	BUSINESS 1

ITEM 2.	PROPERTIES 20

ITEM 3.	LEGAL PROCEEDINGS 20

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE
          OF SECURITY HOLDERS 20

ITEM 5.	MARKET FOR THE COMPANY'S COMMON
          STOCK AND RELATED STOCKHOLDER
          MATTERS 20

ITEM 6.	SELECTED FINANCIAL DATA 20

ITEM 7.	MANAGEMENT'S DISCUSSION AND
          ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS 20

ITEM 8.	FINANCIAL STATEMENTS AND
          SUPPLEMENTAL DATA 21

ITEM 9.	CHANGES IN AND DISAGREEMENTS
          WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE 21

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS
          OF THE REGISTRANT 21

ITEM 11.	EXECUTIVE COMPENSATION 22

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND
          MANAGEMENT 22

ITEM 13.	CERTAIN RELATIONSHIPS AND
          RELATED TRANSACTIONS 22

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT
          SCHEDULES, AND REPORTS ON FORM
          8-K 22

SIGNATURES 24



PART I.

ITEM 1.	BUSINESS

REGISTRANT AND ITS SUBSIDIARIES

	MNB Bancshares, Inc. (the "Company")
is a bank holding company incorporated
under the laws of the State of Delaware.
Currently, the Company's business consists solely of the ownership of Security
National Bank, Manhattan, Kansas  (the
"Bank").  The Bank is a wholly-owned
subsidiary of the Company and is the
successor-in-interest to Manhattan
National Bank, formerly Manhattan Federal
Savings and Loan Association (the
"Association"), which, on January 5, 1993, converted concurrently from a federal mutual savings association to a federal stock savings association (the "Stock
Conversion") and from a federal stock
savings association to a national bank
(the "Bank Conversion") (collectively, the
"Conversion"). The Bank has a subsidiary, SNB Holdings, Inc., which was formed for the purpose of holding and managing portions of the Bank's investment portfolio. The term "Bank", as used in this Form 10-K, sometimes refers to the Association during the period prior to the Conversion.


	The Company was organized on August
27, 1992, at the direction of the Board of Directors of the Association to acquire all of the stock issued by the Association upon consummation of the Stock Conversion.
On January 5, 1993, in connection with the Stock Conversion, the Company issued and sold 925,750 shares of its common stock, par value $0.01 per share, in a Subscription and Community Offering to the Company's employee stock ownership plan, the Association's members and the general public. Total net proceeds of the Subscription and Community Offering, after
Conversion expenses of approximately
$600,000, were approximately $4 million.
The Company utilized $2 million of the net proceeds to acquire all of the common stock, par value $1.00 per share, issued by the Association in connection with the Stock Conversion. The remaining net proceeds were then invested by the Company in interest bearing deposit accounts at the Bank and in other investment securities.


	On April 1, 1995, the Company
acquired all of the issued and outstanding stock of Auburn Security Bancshares, Inc.
("Auburn"), which had consolidated assets of approximately $20 million. The $2 million purchase price, including related costs of acquisition, included cash of approximately $970,000 and 121,440 shares of the Company's common stock. Auburn was a one-bank holding company which owned 99% of the outstanding stock of Security State
Bank, Auburn, Kansas. Subsequent to the acquisition, the Company acquired all of the remaining stock of Security State
Bank. On December 31, 1995, the Company merged and consolidated Manhattan National
Bank and Security State Bank into Security
National Bank.  In May, 1997, a de novo
branch was opened in Topeka, Kansas.  On
December 31, 1997, the Company acquired
Freedom Bancshares, Inc., Osage City,
Kansas ("Freedom"), the holding company
for Citizens State Bank, Osage City,
Kansas ("Citizens"), with a branch in
Beloit, Kansas.  Consolidated assets
acquired in this transaction were
approximately $43 million.

	As a bank holding company, the
Company is subject to regulation by the
Board of Governors of the Federal Reserve
System (the "Federal Reserve Board").  The
Company is also subject to various
reporting requirements of the Securities and Exchange Commission (the "SEC").

	Pursuant to the Conversion, the Bank
succeeded to all of the assets and
liabilities of the Association.  The
Association was organized as a Kansas-
chartered mutual building and loan
association in 1885, and converted to a
federally chartered mutual savings and
loan association in 1938.  The Bank is
principally engaged in the business of
attracting deposits from the general
public and using such deposits, together with borrowings and other funds, to originate consumer, commercial, multi-family, and one-to-four family residential mortgage loans in the Bank's principal lending areas, consisting primarily of Manhattan, Auburn, Topeka, and Osage City, Kansas and the surrounding communities in Riley, Pottawatomie,
Shawnee and Osage Counties in Kansas.
Since Conversion, the Bank has focused on originating greater numbers and amounts of consumer, commercial, and agricultural loans. Additionally, greater emphasis has been placed on diversification of the deposit mix through expansion of core deposit accounts such as checking, savings, and money market accounts. The
Bank has also diversified its geographical markets with the holding company acquisitions of Auburn and Osage City and the new branch facility in Topeka.


	The results of operations of the Bank
are dependent primarily upon net interest income and, to a lesser extent, upon other income derived from loan servicing fees and customer deposit services. Additional expenses of the Bank include general and administrative expenses such as salaries, employee benefits, federal deposit insurance premiums, data processing, occupancy and related expenses.


	Deposits of the Manhattan branch of
the Bank are insured by the Savings
Association Insurance Fund (the "SAIF") of the Federal Deposit Insurance Corporation
(the "FDIC") up to the maximum amount
allowable under applicable federal laws
and regulations.  Deposits of the
remaining branches of the Bank are insured by the Bank Insurance Fund (the "BIF").
The Bank is regulated by the Office of the Comptroller of the Currency (the "OCC"), as the chartering authority for national banks, and the FDIC, as the administrator of the SAIF and the BIF. The Bank is also subject to regulation by the Federal
Reserve Board with respect to reserves
required to be maintained against deposits and certain other matters. The Bank is a member of the Federal Reserve Bank of Kansas City and the Federal Home Loan Bank
(the "FHLB") of Topeka.

	The Company's executive office is
located at 800 Poyntz Avenue, Manhattan,
Kansas 66502.  Its telephone number is
(785) 565-2000.


Market Area

	The Bank's home office is located at
800 Poyntz Avenue, Manhattan, Kansas, with branches located at 1741 N. Washington, Auburn, Kansas; 6100 SW 21st Street,
Topeka, Kansas; 102 S 6th, Osage City,
Kansas; and 120 E Main, Beloit, Kansas.
Manhattan is located in east central
Kansas, approximately 45 miles west of
Topeka, Kansas. Manhattan is the county seat and largest city in Riley County, Kansas. Over the past decade, Riley
County has experienced population and
household growth at an annual rate which is slightly higher than the growth rates for Kansas in general. Auburn is located ten miles southwest of Topeka, Kansas and in an area experiencing the growth and expansion of the metropolitan Topeka area.
Topeka, Kansas is the state capital.
Osage City is approximately 30 miles south of Topeka, Kansas and has a population of 2,700.

	The Bank's primary deposit gathering
and lending market consists of Riley,
Osage, Pottawatomie, and Shawnee Counties,
Kansas.  Riley County's economy is
significantly influenced by employment at
Fort Riley Military Base and Kansas State
University, the second largest university in Kansas, which is located in Manhattan.
Shawnee County's economy is strongly
influenced by the City of Topeka and
several major private firms and public
institutions. Osage County is primarily agricultural with small private industries and business firms.


	Other sources of employment in the
Manhattan branch's market area are derived from a variety of service, trade and manufacturing employers located in southern Riley County and western
Pottawatomie County, including the Unified
School District, the Kansas Farm Bureau
and the McCall Pattern Company.  Northern
Riley County and eastern Pottawatomie
County are primarily rural, agricultural areas. Other sources of employment in the Auburn, Osage City, and Topeka market areas are numerous manufacturing, distribution, and retail centers located in Shawnee County. These include Goodyear
Tire & Rubber; Blue Cross/Blue Shield;
Volume Shoe Corporation; the Menninger
Foundation; and Washburn University.
Others in the Topeka area include Frito-
Lay, Inc.; Southwestern Bell Corporation;
the Veteran's Administration; and Hill's
Pet Food. Major employers in Osage City
are Kan-Build, Inc., a firm which
specializes in manufactured housing, and
Mussatto Brothers, Inc., a wholesale
beverage distributor.

Competition

	The Bank faces strong competition
both in attracting deposits and making
real estate and other loans.  Its most
direct competition for deposits comes from commercial banks and other savings institutions located in its principal market areas of Riley, Osage, Pottawatomie and Shawnee Counties in Kansas, including many large financial institutions which have greater financial and marketing resources available to them. The ability of the Bank to attract and retain deposits generally depends on its ability to provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities. The
Bank competes for loans principally
through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers.
Additionally, competition may increase as a result of the continuing reduction on restrictions on the interstate operations of financial institutions. Pursuant to federal legislation which took effect on September 25, 1995, the Federal Reserve
Board may allow a bank holding company to acquire banks located in any state in the United States without regard to geographic restrictions or reciprocity requirements imposed by state law, but subject to certain conditions, including certain deposit concentration limits. See
"Supervision and Regulation - The Company
- Investments and Activities." Further, pursuant to a federal statute which will take effect on June 1, 1997, banks will be able to establish branch offices in other states. See "Supervision and Regulation -
The Bank - Branching Authority."



Employees

	At December 31, 1997, the Bank had a
total of 62 employees (57 full time
equivalent employees). The Company has no direct employees. Employees are provided with a comprehensive benefits program, including basic and major medical insurance, life and disability insurance, sick leave, an employee stock ownership plan and a 401(k) profit sharing plan.
Employees are not represented by any union or collective bargaining group and the Bank considers its employee relations to be good.



SUPERVISION AND REGULATION


General

	Financial institutions and their
holding companies are extensively
regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities including, but not limited to, the Office of the Comptroller of the Currency (the "OCC"), the Board of Governors of the Federal Reserve System
(the "FRB"), the Federal Deposit Insurance
Corporation (the "FDIC"), the Internal
Revenue Service and state taxing
authorities and the Securities and
Exchange Commission (the "SEC"). The
effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

	Federal and state laws and
regulations generally applicable to
financial institutions, such as the
Company and its subsidiaries, regulate,
among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and its subsidiaries establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

	The following references to material
statutes and regulations affecting the
Company and its subsidiaries are brief
summaries thereof and do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business of the Company and its subsidiaries.

Recent Regulatory Developments

	Pending Legislation.  Legislation is
pending in the Congress that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. The expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed. Additionally, the pending legislation would eliminate the federal thrift charter and merge the FDIC's Bank
Insurance Fund ("BIF") and Savings
Association Insurance Fund ("SAIF"). At this time, the Company is unable to predict whether the proposed legislation will be enacted and, therefore, is unable to predict the impact such legislation may have on the operations of the Company and the Bank.

The Company

	General.  The Company, as the sole
shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the FRB under the Bank
Holding Company Act, as amended (the
"BHCA"). In accordance with FRB policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not do so absent such policy. Under the BHCA, the Company is subject to periodic examination by the FRB and is required to file with the FRB periodic reports of its operations and such additional information as the FRB may require.

	Investments and Activities.  Under
the BHCA, a bank holding company must
obtain FRB approval before:
(i) acquiring, directly or indirectly,
ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares
(unless it already owns or controls the
majority of such shares); (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company. Subject to certain conditions
(including certain deposit concentration limits established by the BHCA), the FRB may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the FRB is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located
(provided that those limits do not
discriminate against out-of-state
depository institutions or their holding companies) or which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

	The BHCA also prohibits, with certain
exceptions, the Company from acquiring
direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. The principal exception to this prohibition allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the FRB to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the FRB, the Company and its non-bank subsidiaries are permitted to engage in, among other activities, such banking-related businesses as the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau, including software development, and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

	Federal law also prohibits
acquisition of "control" of a bank, such as the Bank, or bank holding company, such as the Company, without prior notice to certain federal bank regulators.
"Control" is defined in certain cases as acquisition of 10% of the outstanding shares of a bank or bank holding company.

	Capital Requirements.   Bank holding
companies are required to maintain minimum levels of capital in accordance with FRB capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.


	The FRB's capital guidelines
establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with minimum requirements of 4% to 5% for all others.
For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships) and total capital means Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the company's allowance for loan and lease losses.

	The risk-based and leverage standards
described above are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the FRB's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions
(i.e., Tier 1 capital less all intangible assets), well above the minimum levels.


	Under the FRB's guidelines, the
capital standards described above apply on a consolidated basis to bank holding companies that have more than $150 million in total consolidated assets, but generally apply on a bank-only basis to bank holding companies that, like the Company, have less than $150 million in total consolidated assets. Nevertheless, as of December 31, 1997, the Company's total capital of $12.3 million is well in excess of the Federal Reserve Board's consolidated minimum capital requirements.


	Dividends. The FRB has issued a
policy statement with regard to the
payment of cash dividends by bank holding companies. In the policy statement, the FRB expressed its view that a bank holding company should not pay cash dividends which exceed its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. Additionally, the FRB possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition to the restrictions on dividends that may be imposed by the FRB, the Delaware General
Corporation Law (the "DGCL") allows the
Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the
DGCL), or if the Company has no such
surplus, out of its net profits for the
fiscal year in which the dividend is
declared and/or the preceding fiscal year.


	Federal Securities Regulation.  The
 Company's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange
 Act of 1934, as amended (the "Exchange
 Act").  Consequently, the Company is
 subject to the information, proxy
 solicitation, insider trading and other
 restrictions and requirements of the SEC under the Exchange Act.

The Bank

	General.  The Bank is a national
bank, chartered by the OCC under the
National Bank Act. The deposit accounts of the Bank are insured by the SAIF and the BIF of the FDIC, and the Bank is a member of the Federal Reserve System. As a SAIF-insured national bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC, as the chartering authority for national banks, and the FDIC, as administrator of the SAIF. The Bank is also a member of the Federal Home Loan
Bank System, which provides a central
credit facility primarily for member
institutions.

	Deposit Insurance.  As an FDIC
-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

	During the year ended December 31,
 1997, SAIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning
 January 1, 1998, SAIF assessment rates
 will continue to range from 0% of
deposits to 0.27% of deposits.

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


	FICO Assessments.  Since 1987, a
portion of the deposit insurance
assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the FICO, the entity created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. Pursuant to federal legislation enacted September 30,
1996, commencing January 1, 1997, both
SAIF members and BIF members became
subject to assessments to cover the
interest payments on outstanding FICO
obligations. Such FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of the FICO assessments made against SAIF members. Between January 1,
2000 and the maturity of the outstanding
FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. During the year ended December 31, 1997, the FICO assessment rate for SAIF members was approximately 0.063% of deposits while the FICO assessment rate for BIF members was approximately 0.013% of deposits. During the year ended
December 31, 1997, the Bank paid FICO
assessments totaling $47,116.

	OCC Assessments.  All national banks
are required to pay supervisory fees to
the OCC to fund the operations of the OCC.
The amount of such supervisory fees is
based upon each institution's total
assets, including consolidated
subsidiaries, as reported to the OCC.
During the year ended December 31, 1997, the Bank paid supervisory fees to the OCC totaling $39,620.

	Capital Requirements.  The OCC has
established the following minimum capital standards for national banks, such as the
Bank: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier
1 capital and total capital consist of
substantially the same components as Tier
1 capital and total capital under the
FRB's capital guidelines for bank holding companies (see "--The Company--Capital
Requirements").


	The capital requirements described
above are minimum requirements.  Higher
capital levels will be required if
warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations of the OCC provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

	During the year ended December 31,
1997, the Bank was not required by the OCC to increase its capital to an amount in excess of the minimum regulatory requirements. As of December 31, 1997, the Bank exceeded its minimum regulatory capital requirements with a leverage ratio of 11.70% and a risk-based capital ratio of 15.74%.


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



	Dividends.  The National Bank Act
imposes limitations on the amount of
dividends that may be paid by a national bank, such as the Bank. Generally, a national bank may pay dividends out of its undivided profits, in such amounts and at such times as the bank's board of directors deems prudent. Without prior
OCC approval, however, a national bank may not pay dividends in any calendar year which, in the aggregate, exceed the bank's year-to-date net income plus the bank's adjusted retained net income for the two preceding years.


	The payment of dividends by any
financial institution or its holding
company is affected by the requirement to
maintain adequate capital pursuant to
applicable capital adequacy guidelines and
regulations, and a financial institution
generally is prohibited from paying any
dividends if, following payment thereof,
the institution would be undercapitalized.
As described above, the Bank exceeded its
minimum capital requirements under
applicable guidelines as of December 31,
1997.   Further, the Bank may not pay
dividends in an amount which would reduce its capital below the amount required for the liquidation account established in connection with the Bank's conversion from the mutual to the stock form of ownership in 1993. As of December 31, 1997, approximately $.8 million was available to be paid as dividends to the Company by the Bank. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by the Bank if the OCC determines such payment would constitute an unsafe or unsound practice.

	Insider Transactions.  The Bank is
subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

	Safety and Soundness Standards.  The
federal banking agencies have adopted
guidelines which establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the agencies expect to require a compliance plan from an institution whose failure to meet one or more of the guidelines is of such severity that it could threaten the safety and soundness of the institution. Failure to submit an acceptable plan, or failure to comply with a plan that has been accepted by the appropriate federal regulator, would constitute grounds for further enforcement action.


	Branching Authority.  National banks
headquartered in Kansas, such as the Bank, have the same branching rights in Kansas as banks chartered under Kansas law.
Kansas law grants Kansas-chartered banks the authority to establish branches anywhere in the State of Kansas, subject to receipt of all required regulatory approvals.


	Effective June 1, 1997 (or earlier if
expressly authorized by applicable state
law), the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the
"Riegle-Neal Act") allows banks to
establish interstate branch networks
through acquisitions of other banks,
subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state
(rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allows individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Kansas banks have the authority to engage in interstate mergers to the extent permitted by the Riegle-Neal
Act.


	Federal Reserve System.  FRB
regulations, as presently in effect,
require depository institutions to
maintain non-interest earning reserves
against their transaction accounts
(primarily NOW and regular checking
accounts), as follows:  for transaction
accounts aggregating $47.8 million or
less, the reserve requirement is 3% of
total transaction accounts; and for
transaction accounts aggregating in excess of $47.8 million, the reserve requirement is $1.434 million plus 10% of the aggregate amount of total transaction accounts in excess of $47.8 million. The first $4.7 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the FRB. The Bank is in compliance with the foregoing requirements.



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


	The average balance sheets are
incorporated by reference from the
Company's 1997 Annual Report to
Stockholders (attached as Exhibit 13.1
hereto).  The following table describes
the extent to which changes in interest
income and interest expense for major
components of interest-earning assets and interest-bearing liabilities affected the
Bank's interest income and expense during the periods indicated. The table distinguishes between (i) changes attributable to rate (changes in rate multiplied by prior volume), (ii) changes attributable to volume (changes in volume multiplied by prior rate), and (iii) net change (the sum of the previous columns).
The net changes attributable to the
combined effect of volume and rate, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.




                                Dec 1997 vs 1996    Dec 1996 vs 1995
                                Inc/(Decr)          Inc/(Decr)
                                Attributable to     Attributable to
                                Volume Rate Net     Volume Rate Net
                                (Dollars in         (Dollars in
                                 thousands)          thousands)
Interest income:
  Investment securities 	      $(166) $ 73    $(93)  $ 64    $(10) $ 54
  Mortgage-backed securities     202   (25)    177    139      10   149
  Loans                          104    71     175    380      36   416
    Total                        140   119     259    583      36   619
Interest expense:
  Deposits                     $  27  $(36)  $ (9)  $ 419   $(148) $271
  Other borrowings               (20)   18     (2)    (27)    (15)  (42)
    Total                          7   (18)   (11)    392    (163)  229
Net interest income            $ 133  $137   $270   $ 191   $ 199  $390

December 1995 vs 1994
Increase/(Decrease)
Attributable to
                               Volume  Rate  Net
(Dollars in thousands)
Interest income:
  Investment securities	       $200   $183   $  383
  Mortgage-backed securities     74     76      150
  Loans                         710    397    1,107
    Total                       984    656    1,640
Interest expense:
  Deposits                     $563   $612   $1,175
  Other borrowings             (155)    12     (143)
    Total                       408    624    1,032
Net interest income            $576   $ 32   $  608

II.  Investment Portfolio

Investments

Investment Securities.  The following
table sets forth the carrying value of the investment securities portfolio at the dates indicated.


                                         At December 31,
                                         1997      1996     1995
                                         (Dollars in thousands)
Investment securities:
  U.S. government and agency obligations $26,087   $16,965  $20,700
  Mortgage-backed securities              11,401    11,734    8,717
  Municipal bonds                          3,097     2,962    1,968
  Bankers' acceptances                       108       491        0
  FHLB, Federal Reserve, and
   Bankers Bank of Kansas stock            1,386     1,087      944
    Total                               $ 42,079   $33,239  $32,329



As of December 31, 1997, the carrying value,
 maturities and the weighted average yields of investment securities were as follows:


                             After 1    After 5
                             Year       Years
                  1 Year     Through 5  Through 10  After 10
                  or Less    Years      Years       Years      Total
                  Amt  Yield Amt  Yield Amt  Yield  Amt Yield  Amt Yield
                                   (Dollars in thousands)
U.S. government
and agency
securities     $9,499 5.11% $15,127 6.18% $1,311 6.76% $150 8.35% $26,087 5.88%
Mortgage-
backed
securities          0 0.00    4,332 6.41   2,953 6.26   4,116 6.64 11,401 6.49
Municipal
bonds             285 5.60    2,052 4.59     760 4.70     0   0.00  3,097 4.73
Bankers'
acceptances         0 0.00        0 0.00       0 0.00   108   7.65    108 7.65
FHLB, Federal
Reserve, and
Bankers Bank of
Kansas stock        0 0.00        0 0.00       0 0.00   1,386 4.12  1,386 4.12
  Total       $9,784 5.16% $21,511 5.81% $5,024 5.70% $5,760 6.00% $42,079 5.67%

With the exception of U.S. government
and federal agency obligations, there were no investment securities of any single issuer the book value of which exceeded 10% of consolidated stockholders' equity at
December 31, 1997.


III.	Loan Portfolio
Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.

                                                At December 31
                                      1997         1996         1995
                                         %of          % of         % of
                                  Amount Total Amount Total Amount Total
                                           (Dollars in thousands)
Real estate loans:
  Residential 1-4family(1)        $37,218 41.95% $33,677 53.84% $34,678 55.41%
  Multi-family                      4,758  5.36    4,271  6.83    5,225  8.35
	Commercial real estate            20,713 23.35   10,041 16.05    7,879 12.59
		Total real estate loans(2)       62,689 70.66   47,989 76.72   47,782 76.35
Consumer loans                      6,357  7.16    4,696  7.51    4,294  6.86
Commercial non-real estate loans   18,305 20.63    7,410 11.42    7,075 11.31
Student loans                       2,887  3.25    3,709  5.93    4,428  7.08
Less:
  Unearned fees, discounts and
   premiums                           120  0.18      151  0.24      159  0.25
undisbursed loan funds                 59  0.01       14  0.02       12  0.01
  Allowance for loan losses         1,335  1.51      820  1.32      826  0.90
  Total loans                   $88,724 100.00% $62,549 100.00% $ 62,582 100.00%

(1)	Includes loans held for sale totaling $743,762, $179,190 and $699,000 at
December 31, 1997, 1996 and 1995, respectively.
(2)	Includes construction loans totaling $2,162,000, $2,706,000 and $1,195,000 at December 31, 1997, 1996 and 1995, respectively.


The following table sets forth the
contractual maturities of loans at
December 31, 1997.  The table does not
include unscheduled prepayments.


At December 31, 1997
(Dollars in thousands)
           Up to   After 1     After 3     After 5     10 through Beyond
           1 year  to 3 years  to 5 years  to 10 years 20 years   20 years Total
Mortgage
loans      $6,150  $2,486     $ 2,368     $ 9,140     $28,778   $10,885  $59,807
Other
loans      11,101   6,419       6,941       3,579       2,391         0   30,431
Total     $17,251  $8,905     $ 9,309     $12,719     $31,169   $10,885  $90,238
Less:
Unearned
discounts
and
deferred
loan fees                                                                 (120)
Undisbursed
loan funds                                                                 (59)
Allowance
for loan
losses                                                                  (1,335)
Loans, net                                                             $88,724


The following table sets forth at
December 31, 1997 the dollar amount of
all loans due after December 31, 1997 and whether such loans had fixed interest rates or adjustable interest rates:



                           Fixed    Adjustable    Total
                               (Dollars in thousands)
Residential 1 - 4 family   $11,910  $20,608       $32,518
Multi-family &
non-residential              5,273   15,866        21,139
Other                       14,172    5,158        19,330
    Total                  $31,355  $41,632       $72,987


Nonperforming Assets. The following table sets forth information with respect to nonperforming assets, including non-accrual loans and real estate acquired through foreclosure or by deed in lieu of foreclosure ("real estate owned"). Under the original terms of the Bank's non-accrual loans at December 31, 1997, interest earned on such loans during year ended December 31, 1997 would not have been significantly different than reported. For each year shown, the Company had no loans greater than 90 days past due which were still accruing interest.



                                At December 31,
                    1997    1996    1995    1994    1993
                           (Dollars in thousands)

Total non-accrual
loans               $172    $140    $ 39    $209    $138
Real estate
owned ("REO")        125      27       5      51      54
Total
nonperforming
assets              $297    $167    $ 44    $260    $192
Nonperforming
assets to total
adjusted loans     0.34%    0.27%    0.07%  0.50%   0.38%

Nonperforming
assets to total
assets             0.21%    0.16%    0.04%  0.33%   0.24%

Allowance for
loan losses to
non-accrual
loans and REO    448.89%  490.88% 1,871.30% 269.60% 307.00%





IV.	Summary of Loan Loss Experience

Allowance for Losses on Loans and Real
Estate. The following table sets forth an analysis of the allowance for loan losses at the dates indicated.




                                          At December 31,
                           1997     1996     1995     1994     1993
                                   (Dollars in thousands)
Balance at beginning
of year                    $  820   $826     $562     $587     $546
Provision for loan
losses:
 Mortgage loans                18      4       23        0        0
 Non-mortgage loans            42     11       17        5       75
Total provision for
loan losses                    60     15       40        5       75
Allowance for loans
of acquired bank:
  Allowance for
  mortgage loans
  of acquired bank             92      0      103        0        0
  Allowance for
  non-mortgage loans
  of acquired bank            369      0      126        0        0
Total of allowance
for loans of acquired
bank                          461      0      229        0        0
Recoveries:
  Mortgage loans                1      0        8       12        0
  Non-mortgage
  loans                        10      6       16        4        0
Total recoveries               11      6       24       16        0
Charge-offs:
  Mortgage loans                0      1       10       16       34
  Non-mortgage
  loans                        17     26       19       30        0
Total charge-offs              17     27       29       46       34
Balance at end
of year                    $1,335   $820     $826     $562     $587
Ratio of allowance
for loan losses to
total outstanding
loans (gross)               1.48%   1.29%    1.30%   1.07%    1.16%

Ratio of net charge-
offs during the year
to average loans
outstanding (gross)
during the year             0.01%   0.03%    0.01%   0.06%    0.06%

Ratio of allowance
for loan losses to
total non-performing
loans                     773.92%  584.91% 2,107.57% 269.00% 307.00%



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




                                    At December 31,
                           1997                1996           1995
                          % of Loans       % of Loans         % of Loans
                           in Each          in Each            in Each
                          Category to      Category to        Category to
                            Total            Total              Total
                       Amount Loans     Amount Loans      Amount Loans
                                         (Dollars in thousands)

Allocated to:
Mortgage loans         $ 486  36%       $ 375  46%        $ 372  45%
Non-mortgage loans       849  64          445  54           454  55
Total                 $1,335 100%       $ 820 100%        $ 826 100%


V.	Average Deposits by Classification

The following table sets forth the
amounts of deposits by type of account at the dates indicated.



                               At December 31,
                     1997             1996                        1995
                % of Average       % of Average                % of Average
                Amount   Total   Rate  Amount   Total   Rate  Amount  Total Rate
                              (Dollars in thousands)
Transaction
Accounts:

Checking/NOW   $20,748 23.61% 2.44% $18,677 21.39% 2.64%	 $15,372 19.77% 2.74%
Money market
deposits        15,378 17.50  3.76   15,984 18.31  3.71   10,102 12.99  4.61
Savings          5,100  5.80  2.44    5,526  6.33  2.04    5,227  6.72  2.61
Total
transaction
accounts        41,226 46.91  2.93   40,187  46.03 3.04   30,701 39.48  3.33
Certificates
of deposit      46,666 53.09  5.66   47,113  53.97 5.60   47,062 60.52  5.45
Total deposits $87,892 100.00%4.38% $87,300 100.00% 4.42% $77,763 100.00%4.61%


As of December 31, 1997, the aggregate
amount outstanding of jumbo certificates of deposit (amounts of $100,000 or more) was $11.6 million. The following table presents the maturities of these time certificates of deposit at such date:

(Dollars in thousands)
3 months or less                 $ 5,584
Over 3 months through 6 months     1,457
Over 6 months through 12 months    1,925
Over 12 months                     2,664
Total                            $11,631




VI.	Return on Equity and Assets




                              At or for the years ended December 31,
                             1997     1996     1995     1994     1993
Return on average assets     1.03%     0.70%    0.78%    0.82%    0.86%
Return on average equity     9.18      6.54     7.48     7.39     7.99
Equity to total assets       8.48     10.96    10.68    11.72    10.84
Dividend payout ratio       31.00     27.43    19.08    18.94    13.02
Earnings per share before
extraordinary item,
basic(1)                     0.84      0.56     0.61     0.61     0.59
Earnings per share before
extraordinary item,
diluted(1)                   0.81      0.54     0.59     0.60     0.59
Net earnings per share,
basic(1)                     0.84      0.56     0.61     0.58     0.59
Net earnings per share,
diluted(1)                   0.81      0.54     0.59     0.57     0.59

(1)	All per share amounts have been adjusted to give effect to the 5% stock dividends paid by the Company in 1997, 1996, 1995 and 1994, and the
February, 1998 two-for-one stock split.


ITEM 2.	PROPERTIES

The following table sets forth information concerning the offices of the Bank.




                       Year Opened   Square
Address                or Acquired   Square    Title

800 Poyntz Avenue
Manhattan, KS 66502    1974           12,000   Owned

1741 N. Washington
Auburn, KS 66402       1991            8,000   Owned

6100 SW 21st Street
Topeka, KS             1989            3,500   Leased

102 S 6th
Osage City, KS         1997            7,932   Owned

120 E. Main
Beloit, KS             1997            7,236   Owned





ITEM 3.	LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company or the Bank is a party, other than ordinary routine litigation incidental to the Bank's business.


ITEM 4.	SUBMISSION OF MATTERS TO A VOTE
OF SECURITY HOLDERS

None.

PART II.

ITEM 5.   MARKET FOR THE COMPANY'S COMMON
          STOCK AND RELATED STOCKHOLDER
          MATTERS

The Company incorporates by reference the information called for by Item 5 on this Form 10-K from the sections captioned
"Stock Price Information" of the Company's
1997 Annual Report to Stockholders for the fiscal year ended December 31, 1997
(attached as Exhibit 13.1 hereto).

ITEM 6.	SELECTED FINANCIAL DATA

The Company incorporates by reference the information called for by Item 6 of this Form 10-K from the sections entitled
"Selected Financial and Other Data" and
"Management's Discussion and Analysis of
Financial Condition and Results of
Operations" of the Company's 1997 Annual
Report to Stockholders for the fiscal year ended December 31, 1997 (attached as
Exhibit 13.1 hereto).


ITEM 7.   MANAGEMENT'S DISCUSSION AND
          ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS

The Company incorporates by reference the information called for by Item 7 of this Form 10-K from the section entitled
"Management's Discussion and Analysis of
Financial Condition and Results of
Operations" of the Company's 1997 Annual
Report to Stockholders for the fiscal year ended December 31, 1997 (attached as
Exhibit 13.1 hereto).


ITEM 8.     FINANCIAL STATEMENTS AND
            SUPPLEMENTAL DATA

The Company incorporates by reference the information called for by Item 8 of this Form 10-K from the Financial Statements set forth in the Company's 1997 Annual
Report to Stockholders for the fiscal year ended December 31, 1997 (attached as exhibit 13.1 hereto).

ITEM 9.    CHANGES IN AND DISAGREEMENTS
           WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE

None.


PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE
           OFFICERS OF THE REGISTRANT

Directors

The Company incorporates by reference the information called for by Item 10 of this Form 10-K regarding directors of the Company from the section entitled
"Election of Directors" of the Company's
Proxy Statement for the annual meeting of stockholders to be held May 18, 1998 (the
"1998 Proxy Statement") (attached as
Exhibit 99.1 hereto).


Section 16(a) of the Exchange Act requires that the Company's executive officers, directors and persons who own more than 10% of their Company's Common Stock file reports of ownership and changes in ownership with the Securities and Exchange
Commission and with the exchange on which the Company's shares of Common Stock are traded. Such persons are also required to furnish the Company with copies of all
Section 16(a) forms they file.  Based
solely on the Company's review of the
copies of such forms, the Company is not aware that any of its directors and executive officers or 10% stockholders failed to comply with the filing requirements of Section 16(a) during the period commencing January 1, 1997 through December 31, 1997.


Executive Officers

The executive officers of the Company,
each of whom is also currently an
executive officer of the Bank and both of whom serve at the discretion of the Board of Directors, are identified below:


Name                 Age   Positions With the Company
Patrick L. Alexander  45    President and Chief Executive Officer
Susan E. Roepke       58    Vice President, Secretary and Treasurer

ITEM 11.	EXECUTIVE COMPENSATION

The Company incorporates by reference the information called for by Item 11 of this Form 10-K from the section entitled
"Executive Compensation" of the 1998 Proxy
Statement, except for information
contained under the headings "Compensation
Committee Report on Executive
Compensation" and "Performance Graph".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT

The Company incorporates by reference the information called for by Item 12 of this Form 10-K from the section entitled
"Security Ownership of Certain Beneficial
Owners" of the 1998 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND
          RELATED TRANSACTIONS

The Company incorporates by reference the information called for by Item 13 of this Form 10-K from the section entitled
"Transactions with Directors, Officers and
Associates" of the 1998 Proxy Statement.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
          SCHEDULES, AND REPORTS ON FORM
          8-K

ITEM 14(a)1 and 2. Financial Statements and Schedules

MNB BANCSHARES, INC. AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS

The following audited Consolidated
Financial Statements of the Company and
its subsidiaries and related notes and
auditors' report are incorporated by
reference from the Company's 1997 Annual
Report to Stockholders for the fiscal year ended December 31, 1997 (attached as
Exhibit 13.1 hereto).


Report of Independent Public Accountants

Consolidated Balance Sheets - December 31,
1997 and 1996

Consolidated Statements of Earnings -
Years Ended December 31, 1997, 1996 and
1995

Consolidated Statements of Stockholders'
Equity - Years Ended December 31, 1997,
1996 and 1995

Consolidated Statements of Cash Flows -
Years Ended December 31, 1997, 1996 and
1995

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

Reports on Form 8-K were filed on the
following dates: October 22, 1997 and
December 31, 1997.

On October 22, 1997, a report on 8-K to
report under Item 5 the signing of an
Agreement and Plan of merger with Freedom
Bancshares, Inc., a Kansas corporation.

On December 31, 1997, a report on 8-K to report under Item 2 the acquisition of all of the issued and outstanding stock of Freedom Bancshares, Inc., a Kansas corporation.


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




SIGNATURE                    DATE            TITLE
/s/ Patrick L. Alexander     March 18, 1998  President, Chief Executive
                                             Officer and Director
/s/ Susan E. Roepke          March 18, 1998  Chief Financial Officer,
                                             Chief Accounting Officer,
                                             and Director
/s/ Brent A. Bowman          March 18, 1998  Chairman of the Board
/s/ Joseph L. Downey         March 18, 1998  Director
/s/ Rolla W. Goodyear        March 18, 1998  Director
/s/ Charles D. Green         March 18, 1998  Director
/s/ Vernon C. Larson         March 18, 1998  Director
/s/ Jerry R. Pettle          March 18, 1998  Director
/s/ Donald J. Wissman        March 18, 1998  Director


INDEX TO EXHIBITS

Exhibit                                                     Sequential
Number   Description                                        Page No.
3.1      Articles of Incorporation of the Company-          N/A
         Incorporated by reference from Exhibit 3.1 of
         the Form S-1 of the Company, as amended,
         filed on September 3, 1992 (Registration No.
         33-51710)

3.2      Bylaws of the Company-Incorporated by              N/A
         reference from Exhibit 3.2 of the Form S-1
         of the Company, as amended, filed on
         September 3, 1992 (Registration No. 33-51710)

4.1      Specimen Common Stock Certificate of the           N/A
         Company-Incorporated by Reference from
         Exhibit 4.1 of the Form S-1 of the Company,
         as amended, filed on September 3, 1994
         Registration No. 33-51710)

10.1     MNB Bancshares, Inc. 1992 Stock Option             N/A
         Plan-Incorporated by reference from
         Exhibit A to the Company's Proxy Statement
         for the Annual Meeting of Stockholders held
         May 17, 1994

10.2     Stock Option Agreement between the Company         N/A
         and Patrick L. Alexander-Incorporated by
         reference from Exhibit 10.2 to Form 10-K dated
         March 26, 1994

10.3     Stock Option Agreement between the Company         N/A
         and Vernon C. Larson-Incorporated by
         reference from Exhibit 10.3 to Form 10-K dated
         March 26, 1994

10.4     Stock Option Agreement between the Company         N/A
         and Brent A. Bowman-Incorporated by
         reference from Exhibit 10.4 to Form 10-K dated
         March 26, 1994

10.5     Stock Option Agreement between the Company         N/A
         and Charles D. Green-Incorporated by
         reference from Exhibit 10.6 to Form 10-K dated
         March 26, 1994

10.6     Stock Option Agreement between the Company         N/A
         and Jerry R. Pettle-Incorporated by
         reference from Exhibit 10.9 to Form 10-K dated
         March 26, 1994

10.7     Stock Option Agreement between the Company         N/A
         and Susan E. Roepke-Incorporated by
         reference from Exhibit 10.11 to Form 10-K dated
         March 26, 1994

10.8     Stock Option Agreement between the Company         N/A
         and Michael R. Toy-Incorporated by
         reference from Exhibit 10.13 to Form 10-K dated
         March 26, 1994

10.9     Stock Option Agreement between the Company         N/A
         and Dennis D. Wohler-Incorporated by
         reference from Exhibit 10.14 to Form 10-K dated
         March 26, 1994

10.10    Employment Agreement among the Company,            N/A
         Security National Bank and Patrick L.
         Alexander-Incorporated by reference from
         Exhibit 10.15 to Form 10-K dated March 26, 1994

10.11    Security National Bank Deferred Compensation       N/A
         Plan, dated December 21, 1994-Incorporated
         by reference from Exhibit 10.20 dated March 26,
         1994

10.12    Agreement and Plan of Merger between the           N/A
         Company and Auburn Security Bancshares, Inc.,
         dated November 10, 1994-Incorporated by
         reference from Exhibit 2.1 to Form 8-K dated
         November 10, 1994

10.13    Stock Option Agreement between the Company     N/A
         and Michael E. Scheopner,Dated May 13, 1996-
         Incorporated by reference from Exhibit 10.15
         to Form 10-K dated March 31, 1997.

10.14    Agreement and Plan of Merger between the            N/A
         Company and Freedom Bancshares, Inc.,
         dated September 16, 1997-Incorporated by
         reference from Exhibit 2.1 to Form 8-K dated
         September 18, 1997.

13.1 1997 Annual Report to Stockholders of the Company for the fiscal year ended December 31, 1997

21.1     Subsidiaries of the Company

23.1     Consent of KPMG Peat Marwick LLP

27.1     Financial Data Schedule

99.1     Proxy Statement of the Company for the Annual
         Meeting of Stockholders to be held May 18, 1998

EXHIBIT 13.1
ANNUAL REPORT TO STOCKHOLDERS OF THE
COMPANY FOR THE FISCAL YEAR ENDED
DECEMBER 31, 1997

CORPORATE PROFILE

MNB Bancshares, Inc. (the "Company") is a holding company which is headquartered in Manhattan, Kansas. Its wholly-owned subsidiary, Security National Bank (the
"Bank"), also has its home office in
Manhattan, Kansas, with branch offices
operating in Auburn, Beloit, Osage City
and Topeka, Kansas. The Bank is dedicated to providing quality services to its local communities and continues to originate commercial real estate and non real estate loans, small business loans, residential mortgage loans, consumer loans, home equity loans and student loans.



The Company was formed on August 27, 1992 to become the holding company for Manhattan Federal Savings and Loan
Association (the "Association") in the
conversion of the Association from a
federal mutual savings association to a
national bank. The Association completed its conversion to a national bank on January 5, 1993, and operated as Manhattan
National Bank. As part of that conversion, the Company became the sole stockholder of Manhattan National Bank.

On April 1, 1995, the Company acquired all
of the issued and outstanding stock of
Auburn Security Bancshares, Inc., a one-
bank holding company which owned 99% of
the outstanding stock of Security State
Bank, Auburn, Kansas. Subsequent to the
acquisition, the Company acquired all of
the remaining stock of Security State
Bank. Consolidated assets acquired in this
transaction were approximately $20
million. This acquisition was accounted
for using the purchase method of
accounting. On December 31, 1995, the
Company merged and consolidated Manhattan
National Bank and Security State Bank, and
the resulting 	institution was named
Security National Bank.

On December 31, 1997, the Company acquired
Freedom Bancshares, Inc., Osage City,
Kansas ("Freedom"), the holding company
for Citizens State Bank, Osage City,
("Citizens"), with a branch in Beloit,
Kansas. Consolidated assets acquired in
this transaction were approximately $43
million. This acquisition, which was
accounted for using the purchase method of accounting, is reflected in the December
31, 1997 consolidated balance sheet.
However, Freedom's results of operations are not reflected in the Company's 1997 results of operations.


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

TO OUR STOCKHOLDERS, CUSTOMERS AND FRIENDS

I am excited to report once again that
your Company has experienced another
record-breaking year in 1997. Net earnings exceeded $1 million, which resulted in a return on average assets of 1.03%. Cash dividends continued at the rate of fifty cents per share, twenty-five cents per share as adjusted for the 1998 two-for-one stock split, and we also continued our annual five percent stock dividend. We opened a new banking facility in Topeka, Kansas and acquired Freedom Bancshares,
Inc., with banks in Osage City and Beloit, Kansas. Total assets grew to approximately
$144.8 million. Finally, reflecting our
continued growth and profitability, a two-for-one stock split was declared in January of 1998 and paid in February. All of these significant achievements reflect the growth and success of your Company.
This success continues to strengthen our resources and allows us to gain increased momentum in the delivery of financial services in a community bank environment.
All of this translates into enhanced value for you, our stockholders.

Net earnings for the year grew to $1.1
million, or diluted earnings per share of $1.61 ($.81 adjusted for the stock split).
This increase was driven by growth in net interest income to $3.9 million in 1997 versus $3.6 million in 1996, an increase of 7.5%. Noninterest income remained steady at $690,000. Exclusive of the FDIC assessment recorded in 1996 to recapitalize the insurance fund, noninterest expense rose a modest $193,000 in 1997 due in large part to the opening of the Topeka branch in May, 1997.


These financial performance achievements are the result of the efficiencies we have garnered as we have integrated our bank facilities into one comprehensive organization. This concentration of effort allows us to remain focused on the person-to-person delivery of community banking services to our customers. The ability of our customers to deal with decision makers allows us to continue diversifying our balance sheet to have less dependence on residential real estate lending and increasing emphasis on consumer and commercial lending. Additionally, we continue to grow and expand our core deposit base which provides us with lower-cost funds and loyal customers.

We are extremely excited about the
reception Security National Bank has
received in the Topeka, Kansas market. On
May 5, 1997, we opened a de novo branch at the commercial hub of 21st and Wanamaker
Streets in Topeka. Normally, the expense associated with opening a new facility would decrease a company's performance in its first year of operation. The Topeka bank, however, was virtually a turnkey operation and our physical facility and occupancy costs were minimal. Since opening its doors, the Topeka branch has performed extremely well and has generated over $5 million of commercial and consumer loans and approximately $2 million in deposits. We are very pleased by these results and the commitment of our staff to making our Topeka presence grow and be felt throughout the Topeka marketplace. We look for this momentum to continue to accelerate in 1998.

Adding to our growth and enthusiasm in the northeast Kansas market was our year-end acquisition of Freedom Bancshares, Inc., the holding company for Citizens State
Bank, Osage City, Kansas. With
approximately $43 million in assets,
Citizens State Bank had the dominant
banking market share in Osage City. The
acquisition of Citizens State Bank, now a part of Security National Bank, provides us with another attractive community bank that will complement our efforts in Topeka and Auburn. The former Citizens State Bank staff will provide us with continuity in the Osage City market, and the resources of Security National Bank will allow for improved delivery of financial services to the community. Additionally, the acquisition of this bank via an all-cash transaction allowed us to further leverage our balance sheet and provide a better allocation of our capital resources in order to achieve an improved return on equity for our stockholders.

Over the last three years, your Company
has doubled in size from $77.8 million to $144.8 million in total assets. Net earnings have increased from $655,000 to $1.1 million. This dramatic increase in assets and earnings was accomplished without corresponding incremental increases in our managerial infrastructure. In order to continue to achieve our goals of sustained asset and earnings growth, it will be necessary to add to our managerial resources and talent pool. We plan to selectively and carefully augment our managerial resources in order to continue our growth and expansion efforts. Although the attraction of top-quality banking talent is not an inexpensive venture, we feel that this investment will pay handsome dividends in the long-term growth and profitability of the Company.

There has been much media coverage
recently regarding the Year 2000 and the impact this event will have on data processing in general and banking in particular. Year 2000 issues have been given the highest priority and are being vigorously addressed by your Company's senior management group. Resources have been dedicated to the timely and thorough resolution of any Year 2000 compliance issues. Additionally, alarms, elevators, heating and cooling systems, and other computer-controlled mechanical devices on which the Company relies are being evaluated. Those found not to be in compliance will be modified or replaced with a compliant product. While we know there will be some expense associated with remediation of any existent problems, at this time we have not identified any situations that will require material cost expenditures to become fully compliant. We are also communicating with key bank customers to evaluate whether they are properly prepared for the Year 2000 and will not suffer serious adverse consequences.

MNB Bancshares, Inc. is extremely well
positioned to continue the growth and
successes of the past several years. There are more than 400 banks in the state of Kansas. Most are family owned and have management succession issues which need to be addressed. We feel these families will be more comfortable joining our community-oriented organization than selling out to a large, possibly out-of-state based institution. The trend in the banking industry is toward consolidation and increasing size in order to compete effectively. As one of only two publicly traded bank holding companies domiciled in Kansas, we are extremely excited about the potential and prospects for continued growth and acquisitions. It is imperative that we continue to expand, but we do not intend to do so to the detriment of our existing stockholder base. We will continue to look for strategic acquisitions that will enhance our market presence and create value for our stockholders. We feel we have a banking strategy that will accomplish that goal.

As we continue to grow, we will not lose sight of the importance and value of maintaining and developing relationships with our customers. We will stay focused on the delivery of financial services to our customers in a community bank setting.
Our customers will continue to be able to deal with professional bankers who can answer their questions and provide solutions to their financial services needs. We must continue to differentiate ourselves as a community bank that is quick, flexible, innovative and responsive.

People have been the key ingredient to our past successes and will continue to be the key to our future. I would like to personally thank all of our associates whose efforts have brought about your Company's successes. I would also like to thank our customers who have placed their confidence in us to meet their banking needs. Finally, I would like to thank you, our stockholders, for your investment and belief in our efforts and our vision. I am excited about our opportunities and prospects for the future.

Sincerely,


Patrick L. Alexander
President and Chief Executive Officer




SELECTED FINANCIAL AND OTHER DATA OF
MNB BANCSHARES, INC.

                                   At or for the years ended December 31,
                            1997        1996        1995        1994        1993
(Dollars in thousands,
except per share amounts
and percentages)

Selected Financial Data:
Total assets                $144,752   $103,420   $101,185   $77,797    $80,265
Loans, net (1)                88,724     62,549     62,582    51,882     50,141
Mortgage-backed securities    11,401     11,734      8,717     5,569      5,098
Deposits                     122,209     86,710     86,399    61,440     61,351
Borrowings                     9,099      3,615      2,881     6,694      9,130
Stockholders' equity          12,276     11,334     10,810     9,114      8,702
Book value per share (2)        9.56       8.92       8.51      7.93       7.60

Selected Operating Data:
Total interest income       $  7,929   $  7,670   $  7,051   $ 5,411    $ 5,513
Total interest expense         4,038      4,049      3,820     2,788      3,060
Net interest income            3,891      3,621      3,231     2,623      2,453
Provision for loan losses         60         15         40         5         75
Net interest income after
  provision for loan losses    3,831      3,606      3,191     2,618      2,378
Gains on sales of loans           99         75         95        79        389
Other noninterest income         591        608        432       264        198
Total noninterest income         690        683        527       343        587
Total noninterest expense      2,977      3,233      2,618     1,869      1,884
Income tax expense               471        339        347       398        413
Net earnings before
 extraordinary item            1,073        717        753       694        668
Extraordinary item                 0          0          0        39          0
Net earnings               $   1,073 $      717    $   753 $     655   $    668
Net earnings per share
  before extraordinary
   item (2):
 Basic                           .84        .56        .61       .61        .59
 Diluted (3)                     .81        .54        .59       .60        .59
Net earnings per share (2):
 Basic                           .84        .56        .61       .58        .59
 Diluted (3)                     .81        .54        .59       .57        .59
Dividends per share (2)          .25        .15        .11       .11        .08

Other Data:
Return on average assets        1.03%      0.70%      0.78%     0.82%      0.86%
Return on average equity        9.18       6.54       7.48      7.39       7.99
Equity to total assets          8.48      10.96      10.68     11.72      10.84
Net interest rate spread (4)    3.49       3.28       3.02      2.96       2.86
Net yield on average
  interest-earning assets (5)   3.89       3.67       3.55      3.38       3.23
Average interest-earning assets
 to average interest-bearing
  liabilities                 109.82     109.56     112.58    111.67     109.30
Other expenses to average
 assets                         2.86       3.15       2.71      2.34       2.42
Nonperforming loans to total
 loans                          0.19       0.22       0.06      0.40       0.28
Net charge-offs to average
 loans                          0.01       0.03       0.01      0.06       0.07
Nonperforming assets to total
 assets                         0.21       0.16       0.04      0.33       0.24
Dividend payout ratio          31.00      27.43      19.08     18.94      13.02
Number of full service banking
offices                            5          2          2         1         1

(1) Loans are presented after adjustments for undisbursed loan funds, unearned fees and discounts and the allowance for losses.
(2) All per share amounts have been adjusted to give effect to the 5%
stock dividends paid by the Company in 1997, 1996, 1995 and 1994 and the February, 1998 two-for-one stock split.
(3) Diluted net earnings per share, before FDIC special assessment
(net of tax) was $0.76 in 1996.
(4) Represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Represents net interest income as a percentage of average interest-earning assets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF
OPERATIONS


OVERVIEW
MNB Bancshares, Inc. (the "Company") is a one-bank holding company incorporated under the laws of the State of Delaware and is engaged in the banking business through its wholly-owned subsidiary,
Security National Bank (the "Bank"). On
December 31, 1995, the Company merged and consolidated its two banking subsidiaries,
Manhattan National Bank and Security State
Bank, to form Security National Bank. On
December 31, 1997, the Company acquired
Freedom Bancshares, Inc. ("Freedom"),
Osage City, the holding company for
Citizens State Bank, Osage City, Kansas,
("Citizens"), with a branch in Beloit,
Kansas. Consolidated assets acquired in
this transaction were approximately $43
million and are reflected in the December
31, 1997 consolidated balance sheet. This acquisition, which was accounted for using the purchase method of accounting, is reflected in the December 31, 1997 consolidated balance sheet. However,
Freedom's results of operations are not
reflected in the Company's 1997 results of operations.

The Company had record net earnings of
$1.1 million in 1997, an increase of
$356,014, or 49.7%, over 1996. The return
on average assets was 1.03% compared to
 .70% in 1996. Return on average equity was 9.18% and diluted net earnings per share was $1.61. Based on this financial performance, the Board of Directors declared dividends of fifty cents per share in 1997, a five percent stock dividend in May, and in February, 1998, a two-for-one stock split was paid to stockholders of record on January 28, 1998. 1997 earnings per share, adjusted for this stock split, was $.81. Adjusted dividends per share, was $.25 in 1997.

The tradition of quality assets continues and management's ongoing strategy to diversify the deposit and loan portfolios in order to increase profitability in the future has been successful. Focusing on customers' needs and the development of full-service banking relationships has been instrumental to the Company's success. Management believes that the strong capital position of the Company puts it on solid ground and provides an excellent base for further growth and expansion.

The Bank is principally engaged in the
business of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to originate commercial and consumer loans, multi-family residential mortgage loans and one-to-four family residential mortgage loans.


Deposits of the Bank are insured by both the Savings Association Insurance Fund
(the "SAIF") and the Bank Insurance Fund
(the "BIF") of the Federal Deposit
Insurance Corporation (the "FDIC") up to the maximum amount allowed by applicable federal law and regulation. The Bank's primary regulator is the Office of the Comptroller of the Currency (the "OCC").
Additionally, the Bank is subject to
regulation by the FDIC, as administrator of the SAIF and the BIF and by the Board of Governors of the Federal Reserve System
(the "Federal Reserve Board") with respect to reserves required to be maintained against deposits and certain other matters. The Bank is a member of the Federal Home Loan Bank of Topeka (the
"FHLB") and the Federal Reserve Bank of
Kansas City.


As a bank holding company, the Company is subject to regulation and supervision by the Federal Reserve Board. The Company is also subject to various reporting and other requirements under the federal securities laws and the regulations of the Securities and Exchange Commission (the
"SEC").

Currently, the Company's business consists of ownership of the Bank, with its main office in Manhattan and branch offices in Auburn, Beloit, Osage City and Topeka,
Kansas. In January of 1997, the Bank
acquired the Goodyear Insurance Agency of Auburn, Kansas. This acquisition allows the Bank to offer a full line of insurance products to its entire customer base. The
Company plans to continue to expand and
enter complementary markets in an effort to enhance its asset base, long-term earnings, and resources.


COMPARISON OF OPERATING RESULTS FOR THE
YEARS ENDED DECEMBER 31, 1997 AND 1996


GENERAL. Net earnings for 1997 increased
49.7% to $1.1 million from $716,530 in
1996. In 1996, the Company had an expense of $449,000, a one-time assessment to recapitalize the SAIF of the FDIC. Absent this expense, net earningswould have been $1.0 million in 1996. Net interest income increased $270,400 or 7.5% to $3.9 million compared to $3.6 million in 1996. Gains on sale of loans increased 31.7%, or $23,931, to $99,381, while fees and service charges decreased $10,225, or 2.0%, to $506,899.
Non-interest expense increased $193,389, exclusive of the FDIC special assessment recorded in 1996, or 6.9%, to $3.0 million. This increase was due in large part to the opening of the new branch facility in Topeka in May, 1997.


INTEREST INCOME. Interest income increased
$258,961, or 3.4% to $7.9 million from
$7.7 million in 1996. Average interest-
earning assets increased from $98.7
million in 1996 to $100.1 million in 1997.
The average yield on interest-earning
assets increased slightly from 7.8% to
7.9% in 1997. Interest income on loans
increased $175,174, or 3.1%, to $5.9
million. The increase in interest income on loans was higher due to both an increase in average loans outstanding and loans which repriced at higher rates.
Interest earned on securities increased as securities matured and the proceeds were reinvested in higher yielding securities.
Loans on one-to-four family residences
held in the portfolio increased 8.9% to
$36.5 million from $33.5 million while
commercial real estate increased 78.0% to $25.5 million from $14.3 million.
Additionally, consumer, student and non-mortgage commercial loans outstanding at
December 31, 1997 increased 77.2% to $27.5 million from $15.5 million. Prior to the Freedom acquisition, loans on one-to-four family residences held in the portfolio decreased 11.4% to $29.7 million from $33.5 million. Commercial real estate loans increased from $14.3 million to $17.5 million, or 22.2%, and consumer and commercial non-mortgage loans increased
14.2% from $15.5 million to $17.7 million.
Interest income on investment and
mortgage-backed securities increased 4.3% to $2.1 million from $2.0 million in 1996.

INTEREST EXPENSE. Interest expense
decreased $11,439, or 0.3%, compared to
1996. Deposit interest expense remained
level at $3.9 million in 1997. Interest on borrowings, consisting of advances from the FHLB, declined 1.3% to $186,822, despite an increase in the average balances from $2.7 million to $3.2 million. Freedom had borrowings from the FHLB of $2.9 million which the Company assumed, and the Company also borrowed an additional $2.9 million for the Freedom acquisition. These amounts contributed to the increased total borrowings of $9.1 million at December 31, 1997.


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

Net interest income increased to $3.9
million in 1997 compared to $3.6 million in 1996. This was the result of the yield on interest-earning assets increasing slightly from 7.8% in 1996 to 7.9% in 1997, while the cost of interest-bearing liabilities decreased from 4.5% in 1996 to 4.4% in 1997. The Company's ratio of interest-earning assets to interest-bearing liabilities increased to 109.8% in 1997 versus 109.6% in 1996, which also contributed to the net interest margin increasing from 3.7% in 1996 to 3.9% in 1997.


PROVISION FOR LOAN LOSSES. The provision for loan losses increased from $15,000 during 1996 to $60,000 in 1997. At
December 31, 1997, the allowance for loan losses was $1.3 million, which was 1.5% of gross loans outstanding. The acquisition of Freedom caused the allowance for loan losses to increase by $461,389 as Freedom's allowance for loan losses was combined with the Company's allowance. At
December 31, 1996, the ratio of the
allowance to gross loans outstanding was 1.3%. No provision for loan losses was made during the first nine months of 1996.
After reviewing the portfolio and
completing an economic analysis, a
provision of $5,000 per month was resumed during the fourth quarter of 1996 and continued in 1997. This was due to the Bank's plans to expand its commercial lending activities. At the same time, new guidelines for credit risk evaluation and documentation were created and implemented in response to the Bank's plans to increase its commercial loan portfolio.
These factors will continue to be assessed and further changes in the provision will be made if circumstances warrant such changes. Net charge-offs in 1997 were $6,025, compared to $21,704 in 1996.

NONINTEREST INCOME. Noninterest income
increased 1.0% to $690,109 in 1997 from
$683,297 in 1996. The increase resulted
from an increase of 31.7% in gains on sale of loans from $75,450 in 1996 to $99,381 in 1997. The decrease of 7.6% to $83,829 for other income included a receipt of $69,808 in 1996 in interest on an income tax refund for tax years of 1978 and 1979.
Absent this refund, other noninterest
income would have increased $62,914, or
300.8%. These increases were partially
offset by a decrease in fees and service charge income of $10,225 from $517,124 to $506,899, or 2.0%, and a loss on sale of investment securities available for sale of $21,309 as the Company sought to reposition its portfolio and lengthen its maturities. Some lower-yield, short-term securities were sold and the proceeds reinvested in intermediate maturity securities with higher yields.



Noninterest Income:              1997       1996       1995
Fees and service charges         $506,899   $517,124   $391,314
Gains on sales of loans            99,381     75,450     95,425
Other                              83,829     90,723     39,921
Total noninterest income         $690,109   $683,297   $526,660



NONINTEREST EXPENSE. Noninterest expense decreased $255,611, or 7.9%, to $3.0 million, primarily due to the $449,000
one-time 1996 FDIC assessment. Stationery, printing and office supplies decreased
$14,516, or 17.0%, as a result of the
change of name and the consolidation of
the bank subsidiaries in 1996.
Additionally, there were decreases in
professional fees of $33,033, or 21.9%,
from $151,041 in 1996 to $118,008 in 1997,
and regular FDIC premiums from $121,633 in 1996 to $47,116, or 61.3% in 1997.
Partially offsetting these decreases was a 14.4% increase in occupancy and equipment expense to $431,110 in 1997 from $376,823 in 1996, due in large part to the new
Topeka branch facility opened in May.
Compensation and benefits increased from
$1.2 million in 1996 to $1.4 million, also largely due to the new branch. Other operating expenses increased $70,833, or
11.8%.


AVERAGE ASSETS/LIABILITIES. The following table sets forth information relating to average balances of interest-earning assets and interest-bearing liabilities for the years ended December 31, 1997, 1996 and 1995. This table reflects the average yields on assets and average costs of liabilities for the periods indicated
(derived by dividing income or expense by the monthly average balance of assets or liabilities, respectively) as well as the "net interest margin" (which reflects the effect of the net earnings balance) for the periods shown.

AVERAGE BALANCE SHEETS-AVERAGE YIELDS AND
RATES

                     Year Ended 12/31/97 Year Ended 12/31/96 Year Ended 12/31/95
                     Average     Average Average     Average Average     Average
                     Bal    Int  Yield/  Bal    Int  Yield/  Bal    Int  Yield/
                                 Rate                Rate                Rate
Assets:
 Interest-earning
   assets:
 Investment
 securities (1) $23,232 $1,292 5.56%  $26,149 $1,385 5.30% $24,914 $1,331 5.34%
  Mortgage-
  backed and
  mortgage-
  derivative
  securities     11,769    758 6.44     8,609    581 6.75    6,541    432 6.60
   Loans
    receivable,
    net (2)      65,057  5,879 9.04    63,894  5,704 8.93   59,603  5,288 8.87

   Total interest-
    earning
    assets      100,058  7,929 7.92    98,652  7,670 7.77   91,058  7,051 7.74
   Noninterest-
    earning
    assets        4,111                 4,065                5,415
     Total     $104,169              $102,717              $96,473

Liabilities and
Stockholders'
Equity:
 Interest-bearing
  liabilities:
   Certificates
    of deposit $46,666  $2,642 5.66%  $47,113 $2,638 5.60% $47,062 $2,566 5.45%
   Money market
   deposits     15,378     578 3.76    15,984    594 3.71   10,102    466 4.61
   Other
    deposits    25,847     631 2.44    24,203    628 2.59   20,599    557 2.70
   FHLB
    advances
    and
    other
    borrowings   3,221     187 5.81     2,746    189 6.88     3,122   231 7.40

   Total interest-
    bearing
    liabilities 91,112   4,038 4.43    90,046  4,049 4.49    80,885  3,820 4.72
   Noninterest-
    bearing
    liabilities  1,375                  1,715                5,519
   Stockholders'
    equity      11,682                 10,956               10,069
       Total  $104,169               $102,717              $96,473

Net interest
income                  $3,891                $3,621                $3,231

Interest rate spread (3)      3.49%                 3.28%                  3.02%
Net interest margin (4)       3.89%                 3.67%                  3.55%
Ratio of average
 interest-earning
 assets to average
 interest-bearing
liabilities              109.82%               109.56%              112.58%

(1) Income on investment securities includes all securities, interest bearing deposits in other financial institutions and stock owned in the FHLB and the Federal Reserve.
(2) Includes non-accrual loans.
(3) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin represents net interest income divided by average interest-earning assets.


COMPARISON OF OPERATING RESULTS FOR THE YEARS
ENDED DECEMBER 31, 1997 AND 1996

GENERAL. Net earnings for 1996 decreased
4.9% to $716,530 from $753,406 in 1995.
Contributing to this decrease was an
expense of $449,000 for the Company's one-time special assessment to fund the FDIC's recapitalization of the SAIF as mandated by the Omnibus Appropriations Bill which was signed into law on September 30, 1996.
Absent this expense, earnings, net of tax would have been $1,006,032, an increase of $252,626, or 33.5%, over 1995. Net interest income after provision for loan losses increased $414,640 or 13.0% to $3,605,759. Gains on sale of loans decreased 20.9%, or $19,975, to $75,450, while fees and service charges increased
$125,810, or 32.2%, to $517,124. Non-
interest expense increased $615,366, or
23.5%, to $3,233,192. A major factor in
the increase of both net interest income and fees and service charges was that operating results of Auburn were not reflected in the Company's results for the first quarter of 1995. The acquisition of Auburn also contributed to the increase in noninterest expense, along with one-time expenses of approximately $60,000 associated with the consolidation of the subsidiary as well as the FDIC special assessment.


INTEREST INCOME. Interest income increased
$619,146, or 8.8% to $7.7 million. Average interest-earning assets increased from
$91.1 million in 1995 to $98.7 million in 1996. The average yield on interest-earning assets increased slightly from
7.7% to 7.8% in 1996. Interest income on loans increased $.4 million, or 7.9% to $5.7 million. The increase in interest income on loans was higher due to both an increase in average loans outstanding and loans which repriced at higher rates.
Interest earned on securities increased as securities matured and the proceeds were reinvested in higher yielding securities.
Loans on one-to-four family residences
held in the portfolio decreased 1.4% to
$33.5 million from $34.0 million while
commercial real estate increased 9.2% to $14.3 million. Additionally, consumer, student and non-mortgage commercial loans outstanding at December 31, 1996 decreased
1.6% to $15.5 million from $15.8 million.
Interest income on investment and
mortgage-backed securities increased 11.5% to $2.0 million from $1.8 million in 1995.


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

Net interest income increased 12.1% to
$3.6 million in 1996 compared to $3.2
million in 1995. This was the result of
the yield on interest-earning assets
remaining steady at approximately 7.7%
while the cost of interest-bearing
liabilities decreased from 4.7% to 4.5%.
The Company had a ratio of interest-
earning assets to interest-bearing
liabilities of 109.6% in 1996 which
resulted in the net interest margin
increasing from 3.6% in 1995 to 3.7% in
1996.

PROVISION FOR LOAN LOSSES. The provision for loan losses decreased from $39,750 in 1995 to $15,000 in 1996. At December 31,
1996, the allowance for loan losses was
$819,660, which was 1.3% of gross loans
outstanding. At December 31, 1995, this
ratio was also 1.3%. No provision for loan losses was made during the first nine months of 1996. After reviewing the portfolio and completing an economic analysis, a provision of $5,000 per month was resumed during the fourth quarter of 1996. This was due to the Bank's plans to expand its commercial lending activities.
At the same time, new guidelines for
credit risk evaluation and documentation were created and implemented in response to the Bank's plans to increase its commercial loan portfolio. Net charge-offs in 1996 were $21,704, compared to $4,835 in 1995.

NONINTEREST INCOME. Noninterest income
increased 29.7% to $683,297 in 1996 from $526,660 in 1995. The increase resulted from an increase of 32.2% in fees and service charges for deposit accounts and fees on loans to $517,124 from $391,314 in 1995 as a result of the acquisition of Auburn and a restructuring of fees and service charges on deposit accounts. The increase of 127.3% to $90,723 for other income includes the receipt of $69,808 in interest on an income tax refund for tax years of 1978 and 1979. This increase was partially offset by a decrease in the gains on sale of loans of $19,975 from $95,425 to $75,450, or 20.9%, and a loss of sale of investment securities available for sale of $15,213 as the Company sought to reposition its portfolio and lengthen its maturities. Some lower-yield, short-term securities were sold and the proceeds reinvested in intermediate securities.


NONINTEREST EXPENSE. Noninterest expense increased $615,366, or 23.5%, to $3.2 million. Of this amount, $449,000 was
attributable to the FDIC assessment. The inclusion of Auburn's operating results for the full year and several one-time expenses totaling approximately $60,000 due to consolidation of the subsidiary also contributed to this increase. The amortization of goodwill and core deposit intangibles related to the acquisition of Auburn increased $30,052, or 36.6%.
Stationery, printing and office supplies increased $25,886, or 43.5%, as a result of the change of name and the consolidation of the bank subsidiaries.
Occupancy and equipment expense increased
20.7% to $376,823 from $312,224 as the
Auburn acquisition was reflected for the entire year and several one-time expenses were incurred during the conversion of the Auburn branch to the same data processing system as the main Manhattan facility.
Other expenses increased $27,806, or 4.8%, also reflecting the acquisition. Partially offsetting these increases were decreases in advertising from $75,078 to $61,151, or by 18.6%. Absent the special assessment of $449,000, FDIC premiums decreased $39,395 as a refund of the premium for the fourth quarter was received as a result of the recapitalization of the SAIF fund.

CAPITAL RESOURCES AND LIQUIDITY

ASSETS. The Company's total assets
increased to $144.8 million at December
31, 1997 compared to $103.4 million at
December 31, 1996. This significant
increase was largely due to the December
31, 1997 acquisition of Freedom. The
primary ongoing sources of funds of the
Company are deposits, proceeds from
principal and interest payments on loans and mortgage backed securities and proceeds from the sale of mortgage loans and mortgage backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition and the restructuring of the financial services industry.



The primary investing activities of the
Company are the origination of loans and the purchase of investment securities.
During the years ended December 31, 1997,
1996 and 1995, the Company originated
mortgage loans in the amounts of $30
million, $29 million and $20 million,
respectively. Mortgage loans originated
for retention in the Company's portfolio, which includes commercial real estate loans, amounted to $16.0 million, $19.9 million and $9.5 million, for the years ended December 31, 1997, 1996 and 1995, respectively. The balance of the loans
originated were sold in the secondary
market. Generally, the Company originates fixed rate mortgage loans for immediate sale and does not originate and warehouse those loans for resale in order to speculate on interest rates. During the years ended December 31, 1997, 1996 and
1995, the Company originated a total of
consumer, commercial non-mortgage, and
guaranteed student loans of approximately
$19.3 million, $11.1 million and $9.4
million, respectively. Management will
continue its efforts to diversify the loan portfolio.


The quality of the loan portfolio
continues to be strong. As of December 31, 1997, eight real estate loans were more than 30 days past due with a total balance of $223,970, which is 0.3% of total loans outstanding. Additionally, four residential loans totaling $38,601 were on non-accrual status as of December 31, 1997. Excluding guaranteed student loans, there were twenty-four consumer loans over 30 days past due in the amount of $115,363, which was 0.1% of total loans outstanding, and nine loans totaling
$39,243 were on non-accrual. Six
commercial loans totaling $54,566, or 0.1%
of total loans outstanding, were over 30 days past due, and six loans totaling
$94,657 were on non-accrual.


During the years ended December 31, 1997,
1996, and 1995, the Company purchased
securities to be held-to-maturity and
available-for-sale in the amounts of $9.3 million, $15.6 million and $16.1 million, respectively. This was funded primarily by deposits and maturities of existing securities

LOAN PORTFOLIO COMPOSITION COMPARISON

                           Balance      Balance
                           (after       (before                   % Change
                           acquisition) acquisition) Balance      (after
Type                       12/31/97     12/31/97     12/31/96     acquisition)
1-4 Family Residential     $36,474,564  $29,683,874  $33,498,175     8.89%
Commercial Real Estate      25,470,886   17,486,395   14,311,542    77.97%
Consumer & Commercial

 Non-Mortgage               27,549,571   17,474,473   15,544,832    77.23%
                           $89,495,021  $64,917,743  $63,354,549



LIABILITIES. Interest-bearing liabilities at December 31, 1997 totaled $118.4 million. This increased from $85.1 million at December 31, 1996 due to the Freedom acquisition.


The deposit base continues to diversify
consistent with management's overall
efforts to lower interest costs.
Noninterest-bearing demand deposits
increased $7.6 million from December 31, 1996 to $12.9 million, or 10.6% of total deposits at December 31, 1997. NOW account deposits increased $6.1 million to $21.3 million at the end of 1997 from $15.2
million at December 31, 1996 and
represented 17.4% of the deposit base at December 31, 1997. Money market accounts increased $4.9 million to $18.7 million in 1997 compared to $13.8 million in 1996 and remained steady at 15.3% of the portfolio.
Savings accounts remained steady at 5.7% and certificates of deposit represented
51.0% of the deposit base at December 31, 1997, compared to 54.6% of the deposit base at the end of 1996. The acquisition of Freedom was responsible for most of the increases.



DEPOSIT PORTFOLIO COMPOSITION COMPARISON

                           Balance      Balance
                           (after       (before                   % Change
                           acquisition) acquisition) Balance      (after
Type                       12/31/97     12/31/97     12/31/96     acquisition)
DDA                        $ 12,882,942 $ 9,585,815  $ 5,260,221    144.91%
NOW                          21,299,194  13,946,563   15,151,441     40.58%
MMDA                         18,671,116  14,674,565   13,784,369     35.45%
Savings                       6,974,204   4,850,860    5,162,275     35.10%
Certificates                 62,381,081  45,087,425   47,351,374     31.74%
                           $122,208,537 $88,145,228  $86,709,950




Certificates of deposit at December 31,
1997, which were scheduled to mature in
one year or less totaled $41.7 million.
Historically, maturing deposits have
remained and management believes that a
significant portion of the deposits
maturing in one year or less will remain with the Company upon maturity.

CASH FLOWS. Cash flows used in operating activities was $110,458 for the year ended
December 31, 1997, compared to cash flows provided by operating activities of $2.4 million in 1996.


Net cash used in investing activities was $1.1 million in 1997 compared to $1.6 million in 1996, exclusive of the December
31, 1997 acquisition of Freedom. Net loans increased approximately $1.5 million in
1997 versus an increase of $485,488 in
1996. Maturities and prepayments of
investment securities held-to-maturity
were $4.6 million in 1997 versus $6.9
million in 1996. No purchases of
securities held-to-maturity were made in
1997 compared to $898,789 in 1996.
Purchases of securities available-for-sale in 1997 were $9.3 million compared to $14.7 million in 1996.


Net cash provided by financing activities was $3.4 million in 1997 compared to $893,716 provided in 1996. Exclusive of the acquisition, deposits increased $1.4 million in 1997 compared to $310,507 in 1996 and FHLB advances decreased $800,000 in 1997 compared to an increase of $775,000 in 1996. In addition, $2.9 million of a $3.5 million line of credit was borrowed by the Company to finance the purchase of Freedom.

LIQUIDITY. The Company's most liquid
assets are cash and cash equivalents and investment securities available-for-sale.
The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At December 31, 1997 and 1996 these assets totaled $42.1 million and $27.7 million, respectively. During periods in which the Company is not able to originate a sufficient amount of loans and/or periods of high principal prepayments, the Company increases its liquid assets by investing in short-term
U.S. Government and agency securities.


Liquidity management is both a daily and long-term function of management strategy.
Excess funds are generally invested in
short-term investments. In the event that the Company requires funds beyond its ability to generate them internally, additional funds are available through the use of FHLB advances, a line of credit with the FHLB or through sales of securities. At December 31, 1997, the
Company had outstanding FHLB advances of $5.4 million, and no borrowings were outstanding on its $15.0 million line of credit with the FHLB. FHLB borrowings of $2.9 million were acquired in the Freedom acquisition. Additionally, the Company has guaranteed a loan made to the Company's Employee Stock Ownership Plan
(the "ESOP") with a balance at December
31, 1997 of $271,187. The loan was made to fund the ESOP's purchase of shares in the Company's common stock offering in 1994.
The total borrowings by the Company were $9.1 million at December 31, 1997 compared to $3.6 million at December 31, 1996. This includes the $2.9 million borrowed by the Company for the acquisition of Freedom.

At December 31, 1997, the Company had
outstanding loan commitments of $15.5
million. Management anticipates that
sufficient funds will be available to meet current loan commitments. These commitments consist of letters of credit, unfunded lines of credit and commitments to finance real estate loans. The following table shows the commitments outstanding for each category.


 LOAN COMMITMENTS
  Amount
 Letters of credit            $591,400
 Unfunded lines of credit   11,358,647
 Real Estate Loans:
     Construction            3,104,719
     Purchases                 450,075
 Total                     $15,504,841

CAPITAL. The Federal Reserve Board has
established capital requirements for bank holding companies which generally parallel the capital requirements for national banks under the Office of the Comptroller of the Currency (the "OCC") regulations.
The regulations provide that such
standards will generally be applied on a bank-only (rather than a consolidated) basis in the case of a bank holding company with less than $150 million in total consolidated assets, such as the Company. The Company's total capital of $12.3 million is, however, well in excess of the Federal Reserve Board's consolidated minimum capital requirements.

At December 31, 1997, the Bank continued to maintain a sound Tier 1 capital ratio of 11.70% and a risk based capital ratio of 15.74%. As shown by the following table, the Bank's capital exceeded the minimum capital requirements: (dollars in thousands)


                       Amount    Percent    Required
Tier 1 Leverage
Capital                $12,109    11.70%    4.00%

Risk Based
Capital                $13,153    15.74%    8.00%

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


DIVIDENDS
During 1997, dividends of $.25 per share were paid to the stockholders and a 5% stock dividend was paid May 15, 1997 to all stockholders of record on May 1, 1997.
The cash dividend is an increase of $.10 per share over 1996 which was $.15 per share. In addition, a two-for-one stock split was paid February 9, 1998, to stockholders of record January 28, 1998.


The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank's current year's net earnings plus the adjusted retained earnings for the two preceding years.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December
31, 1997. As of December 31, 1997,
approximately $869,000 was available to be paid as dividends to the Company by the Bank.

RECENT ACCOUNTING DEVELOPMENTS

The Company will adopt Statement of
Financial Accounting Standard (SFAS) Nos.
125 and 127 relating to transfers and
servicing of financial assets and
extinguishments of liabilities during 1997 and 1998, according to the required implementation dates. SFAS No. 125, adopted January 1, 1997, did not have a material effect on the financial statements. The adoption of SFAS No. 127 is not expected to have a material effect on the financial statements.

SFAS No. 130, "Reporting Comprehensive
Income", requires the reporting of
comprehensive income and its components in the fiscal 1998 financial statements.
Comprehensive income is defined as the
change in equity from transactions and
other events and circumstances from non-owner sources, and excludes investments by and distributions to owners.
Comprehensive income includes net income and other items of comprehensive income meeting the above criteria. The Company's most significant component of other comprehensive income is unrealized holding gains and losses on available for sale securities.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires reporting about operating segments, products and services, geographic areas and major customers. Its objective is to provide information about the different types of business activities and economic environments in which businesses operate. The adoption of SFAS
No. 131 is not expected to require any
additional disclosure in fiscal 1998.

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

YEAR 2000 COMPLIANCE

The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's data processing provider and purchased software which is run on in-house computer networks. In 1997, the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. The
Company's data processing provider and
those vendors which have been contacted
have indicated that their hardware and/or software will be Year 2000 compliant by the end of 1998. This will allow time for compliance testing. Additionally, alarms, elevators, heating and cooling systems, and other computer-controlled mechanical devices on which the Company relies are being evaluated. Those found not to be in compliance will be modified or replaced with a compliant product. While there will be expenses incurred during the next two years, the Company has not identified any situations at this time that will require material cost expenditures to become fully compliant. An unknown element at this time is the impact of the Year 2000 on the Company's borrowing customers and their ability to repay. The Company has initiated a program to communicate with key bank customers to evaluate whether they are properly prepared for the Year
2000 and will not suffer serious adverse consequences.

ASSET/LIABLILITY MANAGEMENT

Since the mid 1980s, the Bank has
emphasized the origination of adjustable rate mortgages for portfolio retention along with shorter-term consumer and commercial loans to reduce the sensitivity of its earnings to interest rate fluctuations. Interest rate "gap" analysis is a common, though imperfect, measure of interest rate risk which measures the relative dollar amounts of interest-earning assets and interest bearing liabilities which reprice within a specific time period, either through maturity or rate adjustment. The "gap" is the difference between the amounts of such assets and liabilities that are subject to such repricing. A "positive" gap for a given period means that the amount of interest-earning assets maturing or otherwise repricing within that period exceeds the amount of interest-bearing liabilities maturing or otherwise repricing during that same period. In a rising interest rate environment, an institution with a positive gap would generally be expected, absent the effects of other factors, to experience a greater increase in the yield of its assets relative to the cost of its liabilities.
Conversely, the cost of funds for an
institution with a positive gap would
generally be expected to decline less
quickly than the yield on its assets in a falling interest rate environment. Changes in interest rates generally have the opposite effect on an institution with a "negative" gap.

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

The Company also evaluates its interest
rate risk position using simulation
models. Such models are prepared using a variety of assumptions and interest rate scenarios. The Company has set policy limits of interest rate risk to be assumed in the normal course of business and monitors such limits through its simulation process. The Company has been successful in meeting the interest rate sensitivity objectives set forth in its policy. At December 31, 1997, the simulation model indicates the impact of an immediate 100 basis point rise or fall in interest rates would be approximately
1% of net interest income.

Management believes the Company is
appropriately positioned for future
interest rate movements, although it may experience some fluctuations in net interest income due to short term timing differences between the repricing of assets and liabilities.



                                                    At December 31, 1997
                                                    (dollars in thousands)
                           More than  More than
                 3 months  3 to 6    6 to 12   1 to 3  3 to 5 Over
                 or less   months    months   years   years  5 years Total
Interest-earning
 assets:
 Overnight
 investments     $ 4,576  $     0   $    0   $     0  $     0 $     0 $  4,576
 Investment
 securities        6,268    5,110    5,159    20,161    4,241   1,140   42,079
 Loans            21,727   12,411   22,789    16,267    5,460  11,599   90,253
  Total interest-
  earning assets $32,571  $17,521  $27,948   $36,428   $9,701 $12,739 $136,908

Interest-
bearing liabilities
 Certificates of
 deposit         $16,955  $ 8,466  $16,298   $17,115   $3,218 $   329 $ 62,381
 Money market
 deposit
 accounts         18,672        0        0         0        0       0   18,672
 Borrowed money      535      292    1,231     1,958    3,974   1,109    9,099
  Total interest-
  bearing
  liabilities    $36,162  $ 8,758  $17,529   $19,073   $7,192 $ 1,438  $90,152

Interest
sensitivity
gap per period   $(3,591) $8,763   $10,419   $17,355   $2,509 $11,301  $46,756
Cumulative
 interest
 sensitivity gap $(3,591) $5,172   $15,591   $32,946   $35,455 $46,756

Cumulative gap as
 a percent of
 total interest-
 earning assets   (2.62%)   3.78%   11.39%    24.06%    25.90%  34.15%

Cumulative interest
 sensitive assets
 as a percent of
 cumulative interest
 sensitive
liabilities        90.07% 111.51%  124.97%   140.41%  139.97% 151.86%



SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

This annual report, including the
President's Letter to Stockholders,
contains certain forward-looking
statements within the meaning of Section
27A of the Securities Act of 1933, as
amended and Section 21E of the Securities
Exchange Act of 1934, as amended.  The
Company intends such forward-looking
statements to be covered by the safe
harbor provisions for forward-looking
statements contained in the Private
Securities Reform Act of 1995, and is
including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect,"
"intend," "anticipate," "estimate,"
"project" or similar expressions.  The
Company's ability to predict results or
the actual effect of future plans or
strategies is inherently uncertain.
Factors which could have a material
adverse affect on the operations and
future prospects of the Company and the
subsidiary include, but are not limited
to, changes in: interest rates, general
economic conditions,
legislative/regulatory changes, monetary and fiscal policies of the U.S.
Government, including policies of the U.S.
Treasury and the Federal Reserve Board,
the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines.
These risks and uncertainties should be
considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

INDEPENDENT AUDITORS' REPORT

The Board of Directors
MNB Bancshares, Inc.:


We have audited the accompanying
consolidated balance sheets of MNB
Bancshares, Inc. and subsidiaries (the
Company) as of December 31, 1997 and 1996 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.




We conducted our audits in accordance with generally accepted auditing standards.
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.




January 30, 1998
Kansas City, Missouri



MNB BANCSHARES, INC. AND SUBSIDIARIES
MANHATTAN, KANSAS

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996


Assets                               1997              1996
Cash and cash equivalents:
	Cash                                $3,398,451         $2,670,159
	Interest-bearing deposits
      in other financial
      institutions                    3,300,000          1,900,000

Total cash and cash equivalents       6,698,451          4,570,159
Investment securities:
	Held-to-maturity                     6,669,809         10,113,010
	Available-for-sale                  35,409,475         23,125,844
Loans, net                           87,980,366         62,369,858
Loans held for sale                     743,762            179,190
Premises and equipment,
 net of accumulated
 depreciation                         2,597,658          1,325,798
Accrued interest and
 other assets                         4,652,570          1,736,565

Total assets                       $144,752,091       $103,420,424

Liabilities and Stockholders' Equity

Liabilities:
	Deposits:
	  Noninterest bearing demand      $ 12,882,942        $ 5,260,221
	  Money market and NOW              39,970,310         28,936,080
       Savings                        6,974,204          5,162,275
       Time, $100,000 and greater    11,631,384          6,760,011
       Time, other                   50,749,697         40,591,363

         Total deposits             122,208,537         86,709,950

     Federal Home Loan Bank
      advances                        5,428,577          3,300,000
		Other borrowings                    3,670,802            315,020
		Accrued interest and
   expenses, taxes and other
   liabilities                        1,168,326          1,761,289

Total liabilities                   132,476,242         92,086,259

Stockholders' equity:
	Common stock, $.01 par;
  1,500,000 shares authorized;
  1,284,460 and 1,210,430
  shares issued and outstanding
  at 1997 and 1996                       12,845             12,104
	Additional paid-in capital           7,122,795          6,314,964
	Retained earnings                    5,341,952          5,340,873
	Unearned employee benefits            (271,187)          (315,020)
	Unrealized gain (loss) on
  investment securities available-
  for-sale, net of tax                  69,444            (18,756)

Total stockholders' equity          12,275,849          11,334,165

Commitments and contingencies

Total liabilities and stockholders'
 equity                           $144,752,091        $103,420,424

See accompanying notes to consolidated financial statements.


MNB BANCSHARES, INC. AND SUBSIDIARIES
MANHATTAN, KANSAS

CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                           1997           1996           1995
Interest income:
 Loans                      $5,879,204     5,704,030      5,287,738
 Investment securities       1,944,663     1,852,665      1,595,203
 Other                         105,003       113,214        167,822

Total interest income        7,928,870     7,669,909      7,050,763

Interest expense:
 Deposits                    3,850,889     3,859,838      3,588,740
 Other borrowings              186,822       189,312        231,154

Total interest expense       4,037,711     4,049,150      3,819,894

Net interest income          3,891,159     3,620,759      3,230,869

Provision for loan losses       60,000        15,000         39,750

Net interest income after
 provision for loan losses   3,831,159      3,605,759     3,191,119

Noninterest income:
 Fees and service charges      506,899        517,124       391,314
 Gains on sales of loans        99,381         75,450        95,425
 Other                          83,829         90,723        39,921

Total noninterest income       690,109        683,297       526,660

Noninterest expense:
 Compensation and benefits   1,429,665      1,220,615     1,165,023
Occupancy and equipment        431,110        376,823       312,224
 Federal deposit insurance
  premiums                      47,116        570,633       161,028
Data processing                101,878        115,312       124,679
Amortization                   106,816         12,097        82,045
Stationery, printing and
 office supplies                70,889         85,405        59,519
Professional fees              118,008        151,041       139,848
Other                          672,099        601,266       573,460

Total noninterest expense    2,977,581      3,233,192     2,617,826

Earnings before income taxes 1,543,687      1,055,864     1,099,953

Income taxes                   471,143         339,334      346,547

Net earnings                $1,072,544        $716,530     $753,406

Earnings per share:
Basic                             $.84            $.56         $.61
Diluted                           $.81            $.54         $.59


See accompanying notes to consolidated financial statements.


MNB BANCSHARES, INC. AND SUBSIDIARIES
MANHATTAN, KANSAS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                           Net
                                                           unrealized
                          Additional           Unearned    gain
                 Common   paid-in    Retained  employee   (loss) on
                 stock    capital    earnings  benefits    securities Total
Balance at
December 31,
1994             $9,768   4,390,941  5,289,649  (394,067)   (182,255)  9,114,036

Net earnings          0           0    753,406         0           0     753,406
Dividends paid
($.11 per share)      0           0   (139,018)        0           0   (139,018)
Reduction of
unearned
employee benefits     0           0          0    38,152           0     38,152
Issuance of 104
shares under stock
option plan           1         519          0         0           0        520
5% stock dividend
(54,684 shares)     547     492,757   (493,304)        0           0          0
Issuance of
121,440 shares
in purchase
acquisition       1,214     836,722          0         0           0    837,936
Change in
fair value
of investment
securities
available-for-
sale,
net of tax            0           0          0         0     205,217    205,217

Balance at
December 31,
1995             11,530   5,720,939  5,410,733  (355,915)     22,962 10,810,249

Net earnings          0           0    716,530         0           0    716,530
Dividends paid
($.15 per share)      0           0   (191,791)        0           0   (191,791)
Reduction of
unearned employee
benefits              0           0          0    40,895           0     40,895
5% stock dividend
(57,402 shares)     574     594,025   (594,599)        0           0          0
Change in fair
value of investment
securities available
-for-sale,
net of tax            0           0          0         0     (41,718)   (41,718)

Balance at
December 31,
1996             12,104   6,314,964  5,340,873  (315,020)    (18,756) 11,334,165
Net earnings          0           0  1,072,544         0           0   1,072,544
Dividends paid
($.25 per share)      0           0   (319,866)        0           0   (319,866)
Reduction of
unearned employee
benefits              0           0          0    43,833           0      43,833
Issuance of 13,488
shares under stock
option plan         135      56,838          0         0           0      56,973
5% stock dividend
(60,542 shares)     606     750,993   (751,599)        0           0           0
Change in fair
value of investment
securities
available-for-
sale,net of tax       0           0          0         0      88,200      88,200

Balance at
December 31,
1997            $12,845   7,122,795  5,341,952  (271,187)     69,444  12,275,849


See accompanying notes to consolidated financial statements.



MNB BANCSHARES, INC. AND SUBSIDIARIES
MANHATTAN, KANSAS


CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                1997           1996           1995
Cash flows from operating
activities:
Net earnings                    $1,072,544       716,530        753,406
Adjustments to reconcile
 net earnings to net cash
 provided by operating
 activities:
  Provision for loan losses         60,000        15,000         39,750
  Depreciation and amortization    211,635       315,757        241,850
  Amortization of loan fees        (67,873)      (44,858)       (36,798)
  Deferred income taxes           (116,929)      (53,365)      (194,727)
  Net (gain) loss on sales
   of investment securities
   available-for-sale,
   premises and equipment and
   other real estate                (9,907)       22,667         (5,470)
  Net gain on sales of loans       (99,381)      (75,450)       (95,425)
  Proceeds from sale of loans   14,260,381    10,316,625     10,630,608
  Origination of loans for
   sale                        (14,725,572)   (9,721,236)   (11,234,312)
  Accretion of discounts
   and amortization of
   premiums on investment
   securities, net                 (40,931)       12,969        (34,399)
  Changes in assets and
   liabilities:
    Accrued interest and
     other assets                  100,857       138,334          57,908
    Accrued expenses, taxes
     and other liabilities        (755,282)      744,068         364,626

Net cash provided by
 (used in) operating
  activities                      (110,458)    2,387,041         487,017

Cash flows from investing
 activities:
  Net (increase) decrease in
   loans                        (1,476,399)     (485,488)        878,548
  Maturities and prepayments
   of investment securities
   held-to-maturity              4,583,747     6,905,474       7,538,050
  Purchases of investment
   securities held-to-
   maturity                              0      (898,789)     (6,253,745)
  Maturities and prepayments
   of investment securities
   available-for-sale            4,465,881     4,159,394       5,036,531
  Purchases of investment
   securities available-
   for-sale                     (9,340,259)  (14,681,433)     (9,831,440)
  Proceeds from sale of
   investment securities
   available-for-sale            2,582,280     3,511,808       1,139,674
  Proceeds from sales of
   foreclosed assets                53,922         7,279          90,972
  Purchases of premises
   and equipment, net             (352,578)     (152,860)        (97,193)
  Net cash (paid) received
   in acquisitions              (1,650,353)            0         317,115

Net cash used in investing
activities                      (1,133,759)   (1,634,615)     (1,181,488)

Cash flows from financing
 activities:
Net increase in deposits         1,435,787       310,507       5,920,757
Net increase in securities
 sold under agreements
 to repurchase                     149,615             0               0
Federal Home Loan Bank
 advances (repayment) and
 federal funds purchased, net     (800,000)      775,000      (3,775,000)
Proceeds from notes payable      2,850,000             0               0
Issuance of common stock under
 stock option plan                  56,973             0             520
Payment of dividends              (319,866)     (191,791)       (139,018)

Net cash provided by financing
 activities                      3,372,509       893,716       2,007,259

Net increase in cash and cash
 equivalents                     2,128,292     1,646,142       1,312,788

Cash and cash equivalents at
 beginning of year               4,570,159     2,924,017       1,611,229

Cash and cash equivalents at
 end of year                    $6,698,451    $4,570,159      $2,924,017

Supplemental disclosure of cash
 flow information:
Cash paid during the year for
 income taxes                     $619,000      $531,000        $522,000

Cash paid during the year for
 interest                       $3,949,000    $4,206,000      $3,860,000

Supplemental schedule of noncash
 investing and financing
 activities:
  Transfer of loans to
   real estate owned                    $0       $29,000              $0
  Bank acquisitions:
   Liabilities assumed          37,617,000             0      19,290,000
   Fair value of assets
    acquired                    39,267,000             0      19,865,000


See accompanying notes to consolidated financial statements.



MNB BANCSHARES, INC. AND SUBSIDIARIES
MANHATTAN, KANSAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995


(1) SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

(a) Principles of Consolidation

The accompanying consolidated financial
statements include the accounts of MNB
Bancshares, Inc. (the Company) and its
wholly-owned subsidiaries, principally
Security National Bank (the Bank,
including the merger with the former
Citizens State Bank on December 31, 1997).
Intercompany balances and transactions
have been eliminated in consolidation.

(b) Investment Securities
The Company classifies its investment
securities portfolio as held-to-maturity, which are recorded at amortized cost, or available-for-sale, which are recorded at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity until realized. Premiums and discounts are amortized over the estimated lives of the securities using a method which approximates the interest method.
Gains and losses on sales are calculated using the specific identification method.

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

Accrual of interest on nonperforming loans is suspended when, in the opinion of management, the collection of such interest or the related principal is less than probable. Any interest received on nonaccrual loans is credited to principal.

The Company adopted the provisions of SFAS
No. 122, Accounting for Mortgage Servicing
Rights, effective January 1, 1996. Under the provisions of SFAS No. 122, the value of servicing rights are capitalized when the related loan is sold with servicing retained, and the resulting asset is amortized over the expected life of the loan. The adoption of SFAS No. 122 was not material to the Company's reported results.

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

(g) Intangible Assets

The Company's core deposit intangible
asset and goodwill is being amortized over ten (accelerated) and fifteen (straight-line) years, respectively. When facts and circumstances indicate potential impairment, the Company evaluates the recoverability of asset carrying values, including intangible assets, using estimates of undiscounted future cash flows over remaining asset lives. When impairment is indicated, any impairment loss is measured by the excess of carrying values over fair values.

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

(j) Stock Split

On January 21, 1998, the Company declared a two-for-one stock split of the Company's common stock for all issued shares. All share and per share data has been restated for the stock split.

(k) Earnings Per Share

Basic earnings per share have been
computed based upon the weighted average number of common shares outstanding during each year. Diluted earnings per share include the effect of all potential common shares outstanding during each year.
Earnings per share for all periods
presented have been adjusted to give
effect to the 5% stock dividends paid by the Company in 1995, 1996 and 1997, the adoption of SFAS No. 128 in 1997 and the two-for-one stock split declared on
January 21, 1998.

The shares used in the calculation of
basic and diluted income per share, which have been restated for the annual 5% stock dividends and the 1998 stock split, are shown below:

                                For the years ended
                                    December 31,
                                 1997           1996           1995
Weighted average common shares
 outstanding                     1,277,700      1,270,972      1,238,164
Stock options                       52,388         53,842         30,246

                                 1,330,088      1,324,814      1,268,410


(2) ACQUISITIONS

On December 31, 1997, the Company acquired
100% of the outstanding common stock of
Freedom Bancshares, Inc. (Freedom) and its wholly-owned subsidiary, Citizens State
Bank. Subsequently, Security National Bank and Citizens State Bank were merged.
Freedom had consolidated assets of
approximately $43 million. The purchase
price, including related costs of
acquisition, consisted of cash of
approximately $5.3 million. The
acquisition, which was accounted for as a purchase, resulted in goodwill of approximately $2.2 million.

Pro forma revenues, net earnings and
diluted earnings per share amounts, as if the Freedom acquisition had been consummated January 1, 1996, are as follows:

                                        1997              1996
Net interest income plus other income   $10,158,690       $9,827,290
Net earnings                              1,002,733          565,421
Diluted earnings per share                      .75              .43

On April 1, 1995, the Company acquired
Auburn Security Bancshares, Inc. (Auburn) and its wholly-owned subsidiary, Security
State Bank. Security State Bank was
subsequently merged with Security National
Bank. Auburn had consolidated assets of
approximately $20 million. The purchase
price, including related costs of
acquisition, included cash of
approximately $970,000 and 121,440 shares of the Company's common stock. The acquisition, which was accounted for as a purchase, resulted in a core deposit intangible asset and goodwill of approximately $461,000 and $512,000, respectively.

(3) INVESTMENT SECURITIES
A summary of investment securities
information is as follows:

                                           Gross       Gross
                           Amortized       unrealized  unrealized   Estimated
December 31, 1997          cost            gains       losses       fair value
Held-to-maturity:
 U. S. government and
  agency obligations       $3,026,592         4,000            0      3,031,000
 Municipal obligations      2,286,210        16,000        2,000      2,300,000
 Mortgage-backed securities 1,249,202         4,000            0      1,253,000
   Other investments          107,805             0            0        108,000

 Total                     $6,669,809        24,000        2,000      6,692,000

 Available-for-sale:
  U. S. government and
   agency obligations     $23,010,128        58,460        7,835     23,060,753
  Municipal obligations       800,963        11,472        1,521        810,914
  Mortgage-backed
   securities              10,100,389        63,612       12,293     10,151,708
  FHLB stock                1,223,000             0            0      1,223,000
Other investments             163,100             0            0        163,100

 Total                    $35,297,580       133,544       21,649     35,409,475

                                           Gross       Gross
                           Amortized       unrealized  unrealized   Estimated
December 31, 1997          cost            gains       losses       fair value
Held-to-maturity:
 U. S. government and
  obligations               $5,095,357         31,000           0    5,126,000
 Municipal obligations       2,303,055          7,000       9,000    2,301,000
 Mortgage-backed securities  2,714,598         16,000       4,000    2,727,000

Total                      $10,113,010         54,000      13,000   10,154,000

Available-for-sale:
 U. S. government and
  agency obligations       $11,879,815         37,706      48,249   11,869,272
 Municipal obligations         660,684              0       1,872      658,812
 Mortgage-backed securities  9,036,473         28,036      44,982    9,019,527
 FHLB stock                    941,700              0           0      941,700
 Other investments             637,461              0         928      636,533

Total                      $23,156,133         65,742      96,031    23,125,844


Maturities of investment
 securities at December 31,
 1997 are as follows:

                                 Amortized      Estimated
                                 cost           fair value
Held-to-maturity:
 Due in less than one year       $  2,432,821     2,437,299
 Due after one year but within
  five years                        2,153,766     2,166,129
 Due after five years but within
  ten years                           726,215       727,554
 Mortgage-backed securities and
  other investments                 1,357,007     1,360,854

Total                              $6,669,809     6,691,836

Available-for-sale:
 Due in less than one year         $7,357,618     7,356,458
 Due after one year but within
  five years                       15,173,395     15,225,381
 Due after five years but within
  ten years                         1,280,078      1,289,828
 Mortgage-backed securities
   and other investments           11,486,489     11,537,808

Total                             $35,297,580     35,409,475

Except for U. S. government and agency
obligations, no investment in a single
issuer exceeded 10% of stockholders'
equity.

At December 31, 1997 and 1996, securities pledged to secure public funds on deposit had a carrying value of approximately
$29.9 million and $20.3 million.


(4) LOANS

Loans consist of the following at December
31:

                                1997               1996
Mortgage loans:
 One-to-four family residential $36,474,564         33,498,175
 Commercial                      25,470,886         14,311,542
Commercial loans                 18,305,041          7,139,729
Consumer loans                    6,357,088          4,696,385
Student loans                     2,887,442          3,708,718

Total                            89,495,021         63,354,549

 Less:
 Loans in process                    59,678             14,031
 Deferred loan fees                 119,953            151,000
 Allowance for loan losses        1,335,024            819,660

 Loans, net                     $87,980,366          62,369,858


The Company is a party to financial
instruments with off-balance sheet risk in the normal course of business to meet customer financing needs. These financial instruments consist principally of commitments to extend credit. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.
The Company's exposure to credit loss in the event of nonperformance by the other party is represented by the contractual amount of those instruments. The Company generally requires collateral or other security on unfunded loan commitments and irrevocable letters of credit. The
Company's outstanding commitments to
originate and sell loans are immaterial.


The Company is exposed to varying risks
associated with concentrations of credit relating primarily to lending activities in specific geographic areas. The
Company's principal lending area consists of the cities of Manhattan, Auburn, Topeka and Osage City, Kansas and the surrounding communities, and substantially all of the Company's loans are to residents of or secured by properties located in its principal lending area. Accordingly, the ultimate collectibility of the Company's loan portfolio is dependent upon market conditions in those areas. These geographic concentrations are considered in management's establishment of the allowance for loan losses.


A summary of the activity in the allowance for loan losses is as follows:

                              1997           1996           1995
Balance at beginning of year  $  819,660       826,364        562,041
Provision                         60,000        15,000         39,750
Allowance for loan loss of
 acquired bank                   461,389             0        229,408
Charge-offs                      (17,398)      (27,136)       (28,608)
Recoveries                        11,373         5,432         23,773

Balance at end of year        $1,335,024       819,660        826,364

At December 31, 1997 and 1996, impaired
loans, as defined by SFAS No. 114,
aggregated approximately $172,000 and
$145,000.

The Bank serviced loans for others of
$24.4 million and $25.9 million at
December 31, 1997 and 1996. Because the
Bank sold substantially all loans
originated for sale on a servicing
released basis, no additional gains on
sales or related mortgage servicing
assets, as required under SFAS No. 122,
were recorded during 1997 or 1996.

The Bank had loans to directors and
officers at December 31, 1997 and 1996,
which carry terms similar to those for
other loans. A summary of such loans is as follows:

                              1997           1996
Balance at beginning of year  $1,255,689        114,036
New loans                        693,869      1,185,983
Payments                         (90,043)       (44,330)

Balance at end of year        $1,859,515      1,255,689


(5) PREMISES AND EQUIPMENT

Premises and equipment consist of the following at December 31:



                                    1997           1996
Land                                $  323,912         253,412
Office buildings and improvements    2,451,193       1,272,000
Furniture and equipment              1,615,459       1,024,330
Automobiles                            128,572         128,572

Total                                4,519,136       2,678,314

Less accumulated depreciation        1,921,478       1,352,516

Total                               $2,597,658       1,325,798



(6) TIME DEPOSITS

Maturities of time deposits are as follows at December 31, 1997:

Year        Amount

1998        $41,725,868
1999         10,393,567
2000          6,716,743
2001          2,872,003
2002            344,285
Thereafter      328,615

Total      $ 62,381,081


During 1996, the Federal Deposit Insurance
Corporation imposed a one-time special
assessment on Savings Association
Insurance Fund (SAIF) assessable deposits.
The assessment on the Company's SAIF
deposits was $449,000 and is included in federal deposit insurance premiums in the accompanying 1996 consolidated statement of earnings.

(7) FEDERAL HOME LOAN BANK ADVANCES

Long-term advances from the FHLB at
December 31, 1997 and 1996 amount to
$5,428,577 and $3,300,000, respectively.
Maturities of such advances at December
31, 1997 are summarized as follows:



Year ending
December 31,       Amount        Rates
1998               $  500,000       5.21%
1999                        0          0
2000                        0          0
2001                        0          0
2002                2,714,288       6.24 to 6.95%
Thereafter          2,214,289       6.44 to 7.23%

                   $5,428,577

The Bank has a $15,000,000 line of credit, renewable annually in September, with the FHLB under which there were no borrowings outstanding at December 31, 1997 and 1996.
Interest on any outstanding balances on
the line of credit accrues at the federal funds rate plus .15% (6.90% at December
31, 1997).


Although no loans are specifically
pledged, the FHLB requires the Company to maintain eligible collateral that has a lending value at least equal to its required collateral. Eligible collateral includes single and multifamily first mortgage loans, mortgage-backed securities, U. S. government and agency obligations, stock in the FHLB and FHLB overnight deposits.

(8) OTHER BORROWINGS

Other borrowings include a note payable
relating to the Company's Employee Stock
Ownership Plan (the ESOP) (see note 10)
with an unrelated financial institution
and a note payable to another unrelated
financial institution and securities sold under agreements to repurchase of
$549,615. The ESOP loan of $271,187 and
$315,020 at December 31, 1997 and 1996,
respectively, bears interest at the prime rate (8.5% at December 31, 1997), is due in 2002 and is secured by the 63,006 unallocated shares of Company common stock held by the ESOP. The Company's other note payable of $2,850,000 at December 31, 1997, bearing interest at the prime rate less .5%, is due December 31, 2002 and is secured by all of the Bank stock owned by the Company.


(9) INCOME TAXES
Total income tax expense for 1997, 1996 and 1995 is allocated as follows:


                       1997           1996           1995
Operations             $471,143        339,334        346,547
Stockholders' equity     53,984        (23,743)       123,915

                       $525,127        315,591        470,462



The components of income tax expense
allocated to earnings are as follows:



             1997         1996         1995
Current      $588,072      392,699      524,692
Deferred     (116,929)     (53,365)    (178,145)

             $471,143      339,334      346,547

Federal      $434,143      271,070      346,547
State          37,000       68,264            0

             $471,143      339,334      346,547

The reasons for the difference between
actual income tax expense and expected
income tax expense allocated to earnings before extraordinary loss at the 34% statutory federal income tax rate are as follows:



                                 1997         1996         1995
Expected income tax expense at
statutory rate                   $524,854      358,994      373,984
Tax-exempt interest               (31,900)     (37,838)     (14,707)
Nondeductible amortization          9,406       11,752        6,522
State income taxes                 24,420       56,188            0
Other, net                        (55,637)     (49,762)     (19,252)

                                 $471,143      339,334      346,547

The tax effects of temporary differences that give rise to the significant portions of the deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows:

                                1997         1996         1995
Deferred tax assets:
 Unrealized loss on investment
  securities available-for-sale $       0       11,533            0
 Allowance for loan losses        198,400      108,646       39,260
 Other                             18,400       18,895        8,463

Total deferred tax assets         216,800      139,074       47,723

Deferred tax liabilities:
 Unrealized gain on investment
   securities available-for-sale   42,451            0       12,210
 Core deposit intangible           85,500      109,006      135,367
 FHLB stock dividends             191,800      167,994      143,446
 Premises and equipment             1,000        7,294       10,356
 State taxes                       21,800       21,645            0
 Other                             17,100       38,931       29,248

Total deferred tax liabilities    359,651      344,870      330,627

Net deferred tax liability       $142,851      205,796      282,904

(10) EMPLOYEE BENEFIT PLANS

Qualified employees of the Company
and the Bank may participate in an
employee stock ownership plan. The ESOP
borrowed under a bank loan agreement (note
8) with the proceeds used to acquire the Company's common stock. Contributions, along with dividends on unallocated shares of common stock, are used by the ESOP to make payments of principal and interest on the bank loan. Because the Company has guaranteed the ESOP's borrowing, the outstanding note payable balance is recorded as unearned compensation, which is presented as a reduction of stockholders' equity in the accompanying consolidated balance sheets. Unearned compensation is reduced as the related note payable is reduced. ESOP contributions by the Bank charged to compensation and benefits expense in 1997, 1996 and 1995 were approximately $50,000, $57,000 and $70,000 respectively.

The Company has a stock option plan
for directors and selected officers and
employees. The exercise price of options granted under the plan is at least equal to the fair market value on the date of grant. The options vest over varying periods of time and are exercisable for up to ten years. Information with respect to option activity (as adjusted for stock dividends and split) is as follows:


                                   Number of     Weighted average
                                   shares        exercise price per share
Outstanding at January 1, 1995      81,136        $4.76
Effect of 5% stock dividend          4,036            0
Exercised                             (104)        4.76

Outstanding at December 31, 1995    85,068         4.53
Issued                               8,000        10.50
Effect of 5% stock dividend          4,642            0

Outstanding at December 31, 1996    97,710         4.81
Effect of 5% stock dividend          4,514            0
Exercised                          (13,488)        4.81

Outstanding at December 31, 1997    88,736        $4.65

Options exercisable at
 December 31, 1997                  74,102        $4.24


Options outstanding at December 31, 1997 were exercisable at prices ranging from $4.11 to $9.52.

In accordance with SFAS No. 123,
Accounting for Stock-based Compensation, the Company has chosen not to apply the accounting provision of SFAS No. 123 in its consolidated financial statements but rather to disclose pro forma amounts. The fair value of the options granted in 1996 was established utilizing the following assumptions: dividend yield of 1.2%, volatility of 4.7%, risk-free interest rate of 7.0% and an expected life of five years. Pro forma net earnings and earnings per share for 1996, applying the disclosure provisions of SFAS No. 123, would be the same as those amounts reflected in the accompanying consolidated statements of earnings.

The Company has adopted an incentive
program whereby bonuses are awarded if
certain annual profitability thresholds
are achieved. The incentive program also allows for discretionary bonuses. The
Company recorded bonuses under the
incentive programs of approximately
$75,000, $53,000 and $56,000 in 1997, 1996
and 1995, respectively.


Fair value estimates of the Company's(11)
FAIR VALUE OF FINANCIAL INSTRUMENTS
financial instruments as of December 31, 1997 and 1996, including methods and assumptions utilized, are set forth below:



                                   1997                         1996
                         Carrying      Estimated     Carrying      Estimated
                         amount        fair value    amount        fair value
Investment securities    $ 42,079,284     42,101,000    33,238,854    33,280,000

Loans, net of unearned
 fees and allowance for
 loan losses             $ 87,980,366     85,988,000    62,369,858    60,785,000

Noninterest bearing
 demand deposits         $ 12,882,942     12,883,000     5,260,221     5,260,000
Money market and NOW
 deposits                  39,970,310     39,970,000    28,936,080    28,936,000
Savings deposits            6,974,204      6,974,000     5,162,275     5,162,000
Time deposits              62,381,081     62,449,000    47,351,374    47,493,000

Total deposits           $122,208,537    122,276,000    86,709,950    86,851,000

FHLB advances             $ 5,428,577      5,439,000     3,300,000     3,305,000

Other borrowings          $ 3,670,802      3,671,000       315,020       315,000



Methods and Assumptions Utilized
The carrying amount of cash and cash
equivalents, loans held for sale, federal funds sold and accrued interest receivable and payable are considered to approximate fair value.


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

The estimated fair value of deposits with no stated maturity, such as noninterest bearing demand deposits, savings, money market accounts and NOW accounts, is equal to the amount payable on demand. The fair value of interest-bearing time deposits is based on the discounted value of contractual cash flows of such deposits.
The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

The carrying amounts of FHLB advances and other borrowings approximate fair value because such borrowings have relatively short terms or adjustable interest rates.


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



(12) REGULATORY CAPITAL REQUIREMENTS
Current regulatory capital regulations
require financial institutions to meet
three different regulatory capital
requirements. Institutions are required to have minimum leverage capital equal to 4% of total average assets, minimum Tier I risk-based capital equal to 4% of total risk-weighted assets and total qualifying capital equal to 8% of total risk-weighted assets in order to be considered adequately capitalized. Management believes that, as of December 31, 1997, the Company meets all capital adequacy requirements to which it is subject. The following is a comparison of the Company's regulatory capital to minimum capital requirements at December 31, 1997 (dollars in thousands):




                                                            To be well
                                       For capital          capitalized under
                                       adequacy             prompt corrective
                        Actual         purposes             action provisions
                     Amount    Ratio   Amount    Ratio      Amount     Ratio
As of December 31,
 1997:
  Total Capital
   (to Risk Weighted
    Assets)          $13,153   15.7%   $6,684    8.0%       $8,354     10.0%
  Tier I Capital
   (to Risk Weighted
    Assets)           12,109   14.5     3,342    4.0         5,013      6.0
  Tier I Capital
  (to Average Assets) 12,109   11.7     4,139    4.0         5,174      5.0

 As of December 31,
 1996:
  Total Capital
  (to Risk Weighted
   Assets)           $9,616    18.2%   $4,222    8.0%       $5,278    10.0%
  Tier I Capital
  (to Risk Weighted
   Assets)            8,956    17.0     2,111    4.0         3,167     6.0
  Tier I Capital
  (to Average Assets) 8,956     8.7     4,043    4.0         5,054     5.0

(13) PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

Following is condensed financial
information of the Company as of and for the years ended December 31, 1997 and 1996:


CONDENSED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
Assets                          1997                  1996
Cash                            $   129,987             1,582,283
Investment securities               171,403               416,566
Investment in subsidiary         15,086,801             9,625,100
Other                                 8,337                31,972

Total assets                    $15,396,528            11,655,921

Liabilities and Stockholders'
Equity

Borrowed funds                  $ 3,121,187               315,020
Other                                  (508)                6,736
Stockholders' equity             12,275,849            11,334,165

Total liabilities and
 stockholders' equity           $15,396,528            11,655,921

CONDENSED STATEMENTS OF EARNINGS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                           1997          1996          1995
Dividends from subsidiary  $ 937,242       650,194       778,842
Interest income               86,582        66,749        54,897
Other expense, net           (69,898)     (115,386)     (103,082)

Income before equity in
undistributed earnings of
subsidiary                   953,926       601,557       730,657

Increase (decrease) in
undistributed equity of
subsidiary                    43,000       100,485       (22,405)

Net earnings before income
taxes                        996,926       702,042       708,252

Income tax benefit            75,618        14,488        45,154

Net earnings              $1,072,544       716,530       753,406

CONDENSED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                          1997           1996           1995
Cash flows from operating
   activities:
 Net earnings             $ 1,072,544       716,530         753,406
 (Increase) decrease in
   undistributed equity
   of subsidiary              (43,000)     (100,485)         22,405
 Other                         18,215       (21,509)         18,170

Net cash provided by
operating activities        1,047,759       594,536         793,981

Cash flows from investing
  activities:
 Purchase of investment
  securities                 (154,907)     (867,137)       (501,110)
 Maturity of investment
  securities                  400,000       950,000               0
 Investment in subsidiary  (5,332,255)            0      (1,378,193)

Net cash provided by
 (used in) investing
 activities                (5,087,162)       82,863      (1,879,303)

Cash flows from financing
  activities:
 Issuance of 13,488 common
  shares under stock option
  plan                         56,973             0             520
 Proceeds from note
  payable                   2,850,000             0               0
 Payment of dividends        (319,866)     (191,791)       (139,018)

Net cash provided by
 (used in) financing
 activities                 2,587,107      (191,791)       (138,498)

Net increase (decrease) in
 cash                      (1,452,296)      485,608      (1,223,820)

Cash at beginning of year   1,582,283     1,096,675       2,320,495

Cash at end of year         $ 129,987     1,582,283       1,096,675



	Dividends paid by the Company are
provided through subsidiary Bank
dividends. At December 31, 1997, the Bank could distribute dividends of up to $869,000 without regulatory approvals.

CORPORATE INFORMATION

DIRECTORS OF MNB BANCSHARES, INC.,AND
SECURITY NATIONAL BANK

Brent A. Bowman, Chairman
President
Brent A. Bowman and
  Associates Architects, P.A.

Patrick L. Alexander
President and Chief Executive Officer
MNB Bancshares, Inc., MNB Acquisition
  Corporation and Security National Bank

William F. Caton*
President
Kansas Development Finance Authority

Rolla W. Goodyear
Chief Financial Officer, Financial Institutions
  Technology, dba Suntell

Joseph L. Downey
Senior Consultant and Director
Dow Chemical Company
Chairman, DowAgroSciences

Charles D. Green
Retired Attorney
Arthur, Green, Arthur,
  Conderman & Stutzman

Vernon C. Larson
Retired Assistant Provost and
Director of International Programs
  Kansas State University

Jerry R. Pettle
Dentist
Dental Associates of Manhattan, PA.

Susan E. Roepke
Vice President, Secretary and Treasurer,
MNB Bancshares, Inc. and MNB Acquisition
  Corporation; and Senior Vice President/
  Secretary/Cashier, Security National Bank

Donald J. Wissman
President, Grain Industry Alliance

*Bank Director only

EXECUTIVE OFFICERS OF
MNB BANCSHARES, INC.

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



EXECUTIVE OFFICERS OF SECURITY NATIONAL BANK

Patrick L. Alexander
President and Chief Executive Officer

Susan E. Roepke
Senior Vice President, Secretary and Cashier

Michael E. Scheopner
Senior Vice President

Michael R. Toy
Senior Vice President

Dennis D. Wohler
Senior Vice President

STOCK PRICE INFORMATION

The Company's common stock trades on the Nasdaq Small-Cap Market tier of the Nasdaq
Stock Market under the symbol "MNBB". At
December 31, 1997, the Company had
approximately 420 stockholders of record.
Set forth below are the reported high and low prices of the common stock and dividends paid during the past two years.
Information presented below has not been restated to give effect to the 5% stock dividends paid in 1997 and 1996 or the two-for-one stock split announced by the Company in January of 1998.






1997             High       Low      Dividends

First Quarter    $22.75     $22.75    $0.125
Second Quarter    22.75      20.00     0.125
Third Quarter     23.50      21.00     0.125
Fourth Quarter    26.00      23.50     0.125

1996
First Quarter    $20.50     $19.75    $0.0625
Second Quarter    20.50      20.00     0.0656
Third Quarter     20.00      19.00     0.0656
Fourth Quarter    22.75      19.00     0.1250




CORPORATE HEADQUARTERS
800 Poyntz Avenue
Manhattan, Kansas 66502

ANNUAL MEETING
The annual meeting of stockholders will be held at the Kansas State University
Student Union, Room 212 Conference Room,
Manhattan, Kansas 66506, on Monday, May
18, 1998 at 2:00 PM.

FORM 10-K
A copy of the Annual Report on Form 10-K filed with the Securities and Exchange
Commission may be obtained by stockholders without charge on written request to Patrick L. Alexander, President and Chief
Executive Officer, MNB Bancshares, Inc.,
PO Box 308, Manhattan, Kansas 66505-0308


REGISTRAR AND TRANSFER AGENT
Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ 07016-3572

INDEPENDENT ACCOUNTANTS
KPMG Peat Marwick LLP
1000 Walnut, Suite 1600
Kansas City, Missouri 64199



EXHIBIT 21.1

SUBSIDIARIES OF MNB BANCSHARES, INC.



The only subsidiaries of the Company are MNB Acquisition Corporation, Inc. and
Security National Bank, a national banking association with its main office located in Manhattan, Kansas, and with branch offices located in Auburn, Beloit, Osage
City, and Topeka, Kansas.

EXHIBIT 23.1
CONSENT OF KPMG PEAT MARWICK LLP

The Board of Directors
MNB Bancshares, Inc.:


We consent to incorporation by reference in the registration statement (No. 33-
51710) on Form S-8 of MNB Bancshares,
Inc. of our report, dated January 30,
1998, relating to the consolidated
balance sheets of MNB Bancshares, Inc.
and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of earnings, stockholders equity and cash flows for each of the years in the three-year period ended
December 31, 1997, which report appears
in the December 31, 1997 annual report
on Form 10-K of MNB Bancshares, Inc.



Kansas City, Missouri
March 27, 1998

EXHIBIT 99.1
PROXY STATEMENT OF THE COMPANY FOR THE ANNUAL
MEETING OF STOCKHOLDERS TO BE HELD MAY 18, 1998

MNB Bancshares, Inc.

800 Poyntz Avenue
Manhattan, Kansas  66502
(785) 565-2000

NOTICE OF
ANNUAL MEETING OF STOCKHOLDERS
TO BE HELD MAY 18, 1998


To the stockholders of

MNB BANCSHARES, INC.

The Annual Meeting of the Stockholders of MNB Bancshares,
Inc., a Delaware corporation (the "Company"), will be held at the Kansas State University Student Union, 17th and
Anderson Avenue, Manhattan, Kansas, 66506, on Monday, May
18, 1998, at 2:00 p.m., local time, for the following purposes:

1. to elect three (3) Class III directors for a term of three years.

2. to amend the Certificate of Incorporation of the Company to increase the authorized common stock to 3,000,000 shares.

3.  to approve the MNB Bancshares, Inc. 1998 Stock Incentive
Plan.

4. to approve the appointment of KPMG Peat Marwick LLP as independent public accountants for the Company for the fiscal year ending December 31, 1998.

5. to transact such other business as may properly be brought before the meeting and any adjournments or postponements thereof.


The Board of Directors has fixed the close of business on April 3, 1998, as the record date for the determination of stockholders entitled to notice of, and to vote at, the meeting.


By order of the Board of Directors


/s/Patrick L. Alexander
President and Chief Executive Officer

Manhattan, Kansas
April 17, 1998

PROXY STATEMENT

This Proxy Statement is furnished in connection with the solicitation by the Board of Directors of MNB Bancshares, Inc. (the "Company") of proxies to be voted at the Annual
Meeting of Stockholders to be held at the Kansas State
University Student Union, 17th and Anderson Avenue,
Manhattan, Kansas, 66506, on Monday, May 18, 1998, at 2:00 p.m., local time, and at any adjournments or postponements thereof.

The Board of Directors would like to have all stockholders represented at the meeting. If you do not expect to be present, please sign and return your proxy card in the enclosed self-addressed, stamped envelope. You have the power to revoke your proxy at any time before it is voted, by giving written notice to the Secretary of the Company, provided such written notice is received by the Secretary prior to the annual meeting or any adjournments or postponements thereof, by submitting a later dated proxy or by attending the annual meeting and choosing to vote in person. The giving of a proxy will not affect your right to vote in person if you attend the meeting.

The Company's principal executive office is located at 800 Poyntz Avenue, Manhattan, Kansas and its mailing address is P.O. Box 308, Manhattan,
Kansas 66505. This Proxy Statement and the accompanying proxy card are being mailed to stockholders on or about April 17, 1998. The 1997 Annual
Report of the Company, which includes consolidated financial statements of the Company and its subsidiary, is enclosed.

The Company is the holding company for Security National
Bank, Manhattan, Kansas (the "Bank"). In addition to its main office in Manhattan, the Bank also has branch offices in Topeka, Auburn, Osage City and Beloit, Kansas.

Only holders of record of the Company's Common Stock at the close of business on April 3, 1998, will be entitled to vote at the annual meeting or any adjournments or postponements of such meeting. On April 3, 1998, the Company had 1,288,476 shares of Common Stock, par value $0.01 per share, issued and outstanding. In the election of directors, and for all other matters to be voted upon at the annual meeting, each issued and outstanding share is entitled to one vote.

All shares of Common Stock represented at the annual meeting by properly executed proxies received prior to or at the annual meeting, and not revoked, will be voted at the annual meeting in accordance with the instructions thereon. If no instructions are indicated, properly executed proxies will be voted for the nominees and for adoption of the proposals set forth in this Proxy Statement.

A majority of the shares of the Common Stock, present in person or represented by proxy, shall constitute a quorum for purposes of the annual meeting. Abstentions and broker non-votes will be counted for purposes of determining a quorum. Directors shall be elected by a plurality of the votes present in person or represented by proxy at the meeting and entitled to vote. Approval of the amendment to the Company's Certificate of Incorporation requires the approval of a majority of the outstanding shares of Common
Stock. In all other matters, the affirmative vote of a majority of shares required to constitute a quorum and voting on the subject matter shall be required to constitute stockholder approval. Abstentions will be counted as votes against a proposal and broker non-votes will have no effect on the vote.


ELECTION OF DIRECTORS

At the Annual Meeting of the Stockholders to be held on May
18, 1998, the stockholders will be entitled to elect three
(3) Class III directors for a term expiring in 2001. The directors of the Company are divided into three classes having staggered terms of three years. The nominees for election as Class III directors are incumbent directors.
The Company has no knowledge that any of the nominees will refuse or be unable to serve, but if any of the nominees becomes unavailable for election, the holders of the proxies reserve the right to substitute another person of their choice as a nominee when voting at the meeting. Set forth below is information concerning the nominees for election and for the other persons whose terms of office will continue after the meeting, including the age, year first elected a director and business experience during the previous five years as of April 3, 1998. The three nominees, if elected at the Annual Meeting of Stockholders, will serve as Class III directors for a three year term expiring in 2001. The Board of Directors recommends you vote your shares FOR the nominees.


NOMINEES

Name                  Age     Position with the        Director Since
                              Company and the Bank

CLASS III
(Term Expires 2001)
Brent A. Bowman		      48		   Chairman of the Board
                              of the Company and the
                              Bank                      1987

Charles D. Green       72     Director of the Company
                              and the Bank              1957

Vernon C. Larson       74     Director of the Company
                              and the Bank              1974

CONTINUING DIRECTORS
CLASS I
(Term Expires 1999)
Patrick L. Alexander   45    President, Chief Executive
                             Officer and Director of
                             the Company and the Bank   1990

Joseph L. Downey       61    Director of the Company
                             and the Bank               1996

Rolla W. Goodyear      40    Director of the Company
                             and the Bank               1995

Jerry R. Pettle        59    Director of the Company
                             and the Bank               1978
CLASS II
(Term Expires 2000)
Susan E. Roepke        58    Director, Vice President,
                             Secretary and Treasurer of
                             the Company and Director,
                             Senior Vice President and
                             Cashier of the Bank         1997

Donald J. Wissman     60     Director of the Company and
                             the Bank                    1994


All of the Company's directors will hold office for the terms indicated, or until their earlier death, resignation, removal or disqualification, and until their respective successors are duly elected and qualified, and all executive officers hold office for a term of one year. There are no arrangements or understandings between any of the directors, executive officers or any other person pursuant to which any of the Company's directors or executive officers have been selected for their respective positions, except that the Company and the Bank have entered into an employment contract with Mr. Alexander. No director is related to any other director or executive officer of the Company or the Bank by blood, marriage or adoption, except that Mr. Goodyear is the brother-in-law of Mr. William F. Caton, who is a director of the Bank.

The business experience of each nominee and continuing director for the past five years is as follows:

Patrick L. Alexander became President and Chief Executive Officer of the Manhattan Federal Savings and Loan
Association (the predecessor-in-interest to the Bank) in 1990, and became the President and Chief Executive Officer of the Company and the Bank on August 28, 1992 and January 5, 1993, respectively. From 1986 to 1990, Mr. Alexander served as President of the Kansas State Bank of Manhattan, Manhattan, Kansas. Mr. Alexander serves as a member of the Board of Directors of the Big Lakes Foundation, Inc. Mr. Alexander serves on the Economic Development Committee for the Manhattan Chamber of Commerce.

Brent A. Bowman has been President of Brent Bowman and
Associates Architects, P.A., an architectural firm in Manhattan, Kansas, since 1979. Mr. Bowman serves on the
Manhattan Historic District Review Board.

Joseph L. Downey has been a director of Dow Chemical Co.
since 1989 and a Dow Senior Consultant since 1995 after having served in a variety of executive positions with that company, including Senior Vice President from 1991 to 1994.

Rolla W. Goodyear was the Chairman of the Board of Auburn
Security Bancshares, Inc. and President and Chief Executive
Officer of Security State Bank from 1983 until its
acquisition by the Company in April 1995.  Mr. Goodyear
served as President of the Auburn branch of the Bank from
January, 1996 through July, 1997.   In August, 1997, Mr.
Goodyear joined Financial Institutions Technology, dba
Suntell, as Chief Financial Officer.

Charles D. Green is a former partner in the Manhattan, Kansas law firm of Arthur, Green, Arthur, Conderman & Stutzman from 1950 to July 1, 1993. Mr. Green formerly served as a director of the Commerce Bank, N.A., a wholly-owned subsidiary of CBI-Central Kansas, Inc., which is a wholly owned subsidiary of Commerce Bancshares, Inc., Kansas City, Missouri.

Vernon C. Larson was the Assistant Provost and Director of
International Programs at Kansas State University,
Manhattan, Kansas from 1962 until his retirement in 1991.

Jerry R. Pettle is a dentist who has practiced with Dental
Associates of Manhattan, P.A., in Manhattan, Kansas, since
1970. Dr. Pettle serves on the Board of Directors of the Manhattan Medical Center and is an examiner for the Kansas
Dental Board. Dr. Pettle is a past member of the Board of Directors of the Friends of the Konza Prairie and a past member of the Kansas State University Foundation.

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

Donald J. Wissman is President of the Grain Industry
Alliance, a consortium of Kansas State University, American
Institute of Baking, DPRA Incorporated and the USDA Grain
Marketing and Production Research Center. He was Chairman of DPRA from 1987 to 1998, an independent environmental/economic research firm headquartered in
Manhattan, Kansas. Dr. Wissman was with DPRA since 1965, having served in a variety of positions, including Senior
Vice President and Senior Economist. He is a past Chairman and Director of the Manhattan Chamber of Commerce, past
Director of Kansas State University Research Foundation and a Director of the mid American Commercialization
Corporation.

Board Committees and Meetings

There presently are two committees of the Board of Directors of the Company, a Stock Option Committee which administers the Company's Stock Option Plan and an Audit Committee. The full Board of Directors considers nominations to the Board, and will consider nominations made by stockholders if such nominations are in writing and otherwise comply with Section
3.1 of the Company's bylaws. The Board of Directors of the Bank has an Executive Committee, and a Directors' Loan Committee.

The Executive Committee consists of Directors Bowman (Chairman), Alexander, Roepke, Wissman and Mr. William F. Caton, a director of the Bank. The Executive Committee has authority to perform policy reviews, oversee and direct compensation and personnel functions, monitor marketing and CRA activities, review and approve the budget and asset/liability position and undertake other organizational issues and planning discussions as deemed appropriate. The committee meets monthly on a regularly scheduled basis and more frequently if necessary. During 1997 the committee met 12 times.

The Directors' Loan Committee consists of Directors Green (Chairman), Alexander, Downey, Goodyear, Larson and Pettle. The Directors' Loan Committee is responsible for policy review and oversight of the loan and investment functions. It has the authority to approve loans in excess of the Officers' Loan Committee lending authority up to legal lending limits, subject to certain exceptions which apply to certain levels of unsecured and insider loans which must be approved by the entire Board of Directors. The committee reviews the loan loss reserve for adequacy and reviews in detail lending and investment activities. The committee meets monthly on a regularly scheduled basis and more frequently if necessary. During 1997 the committee met 14 times.

The Audit Committee consists of Directors Pettle (Chairman), Bowman, Larson, Wissman and Mr. William F. Caton, a director of the Bank. The Audit Committee is responsible for overseeing the internal and external audit functions. It approves internal audit staffing, salaries and programs.
The Internal Auditor reports directly to the committee on audit and compliance matters. The committee also reviews and approves the scope of the annual external audit and consults with the independent auditors regarding the results of their auditing procedures. The committee normally meets quarterly. During 1997 the committee met 4 times.

The Stock Option Committee consists of Directors Bowman
(Chairman) Pettle and Wissman. The Stock Option Committee administers the Stock Option Plan and has the authority, among other things, to select the employees to whom options will be granted, to determine the terms of each option, to interpret the provisions of the Stock Option Plan and to make all determinations that it may deem necessary or advisable for the administration of the Stock Option Plan.
During 1997 the committee did not meet.

A total of 12 regularly scheduled and special meetings were held by the Board of Directors of the Company during 1997.
During 1997, all directors attended at least 75 percent of the meetings of the Board and the committees on which they serve.

Directors of the Company receive no fees for attendance at regularly scheduled meetings of the Board of Directors of the Company and they receive $100 for attendance at special meetings. Directors of the Bank receive fees of $400 per month plus $100 per meeting for attendance at regularly scheduled meetings of the Board of Directors of the Bank and $100 per month for attendance at regularly scheduled meetings of committees, except that Mr. Alexander and Mrs. Roepke do not receive additional amounts for attendance at committee meetings.


EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation paid or granted to the Company's Chief
Executive Officer for the past three fiscal years. None of the remaining executive officers of the Company or the Bank had an aggregate salary and bonus which exceeded $100,000.






SUMMARY COMPENSATION TABLE



Securities
Name and                                             Underlying   All other
Principal    Year ended                              Options/     Compensation
Position     December 31    Salary($)(1)  Bonus($)   SARs(3)      ($)(2)

Patrick L.   1997           $119,957       $32,045     ---         $12,975
Alexander    1996            114,993        30,473     ---          13,105
President/   1995            108,648        18,000     ---          12,994
CEO



1.  Includes amounts deferred.

2. Represents contributions made to the MNB Bancshares, Inc. Employee Stock Ownership Plan (the "ESOP"), of which the 1997 contributions have not yet been determined, and also includes premium payments for an insurance policy purchased for disability and death benefit available to all employees. The contribution to the ESOP was $11,880 for 1995, $11,919 for 1996, and is expected to be approximately
$12,000 for 1997.




The following table sets forth certain information concerning the number and value of stock options at December
31, 1997 held by the Chief Executive Officer.



AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL
YEAR AND FY-END OPTION/SAR VALUES

                                   Number of
                                   Securities                    Value of
                                   Underlying                    Unexercised
                                   Unexercised                   In-the-Money
                                   Options/SARs at               Options/SARs at
                                   FY-End (#)                    FY-End ($)


              Shares
              Acquired on  Value       Exer-      Unexer-      Exer-     Unexer-
Name          Exercise(#)  Realized    cisable    cisable      cisable   cisable
Patrick L.
Alexander      6,240        $56,232     31,786(1)  ---         $286,440 $---




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

Executive Committee Report on Executive Compensation

The Executive Committee of the Board of Directors of the Bank is composed of five directors and is responsible for recommendations to the Board of Directors of the Company for compensation of executive officers of the Bank and the Company. At this time no separate salary is paid to the officers of the Company. In determining compensation, the following factors are generally taken into consideration:

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

The 1997 compensation of Mr. Alexander was based upon the factors described above and his substantial experience and length of service with the organization. During 1997, Mr.
Alexander successfully headed the Company's acquisition program, which included planning, analysis, contacting a number of financial institutions and completing the acquisition of Freedom Bancshares, Inc. The Executive
Committee also considered the continuing additional duties required in completing the transition of the Bank from a mutual savings association to a commercial bank which is a stock institution. Mr. Alexander did not participate in any decisions pertaining to his compensation.

Members of the Executive Committee are:

Brent A. Bowman, Chairman
Patrick L. Alexander
Susan E. Roepke
Donald J. Wissman
William F. Caton

Performance Graph

The incorporation by reference of this Proxy Statement into any document filed with the Securities and Exchange
Commission by the Company shall not be deemed to include the following performance graph and related information unless the graph and related information are specifically stated to be incorporated by reference into the document.

The following graph shows a five year comparison of cumulative total returns for the Company, the Nasdaq Stock
Market (U.S. Companies) and the Nasdaq Bank Stocks index.
The Common Stock of the Company was first listed for quotation on the Nasdaq National Market System on January 6,
1993.



COMPARISON OF CUMULATIVE TOTAL RETURN*
ASSUMES $100 INVESTED ON JANUARY 6, 1993

*Total return assumes reinvestment of dividends





                      1/6/93  12/31/93  12/31/94  12/31/95  12/31/96  12/31/97
 MNB Bancshares, Inc. $100    $123      $156      $190      $230       $274
Nasdaq Market - U.S.  $100    $114      $111      $157      $194       $238
Nasdaq Bank Stocks    $100    $114      $113      $169      $223       $377



SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSThe following table sets forth certain information regarding the Company's Common Stock beneficially owned on April 3, 1998 with respect to all persons known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock, each director and nominee, each executive officer named in the Summary Compensation Table and all directors and executive officers of the Company as a group.


Name of Individual and            Amount and Nature of             Percent of
Number of Persons in Group        Beneficial Ownership(1)             Class
First Manhattan Co.                94,096(2)                          7.3%
437 Madison Avenue
New York, New York 10022

MNB Bancshares, Inc.              109,700(3)                          8.5%
Employee Stock Ownership Plan
800 Poyntz Avenue
Manhattan, Kansas 66502

Jack Goldstein                     89,368(4)                          6.9%
555 Poyntz Avenue
Manhattan, Kansas  66502

Patrick L. Alexander               96,095(5)                           7.3%
2801 Brad Lane
Manhattan, Kansas  66502

Mr. Rolla Goodyear                110,140(6)                           8.6%
8840 Hanover
Auburn, Kansas 66402

Susan E. Roepke                     99,905(7)                          7.7%
2600 Sumac Drive
Manhattan, Kansas  66502

Directors
Brent A. Bowman                      4,964(8)                            *
Joseph L. Downey                     6,098                               *
Charles D. Green                    26,844(8)                           2.1%
Vernon C. Larson                     9,064(9)                            *
Jerry R. Pettle                     14,688                              1.1%
Donald J. Wissman                    3,546(10)                           *

All directors and executive
officers as a group (12 persons)   436,418(11)                          32.0%

*Less than 1%.
1. The information contained in this column is based upon information furnished to the Company by the persons named above and the members of the designated group. The nature of beneficial ownership for shares shown in this column is sole voting and investment power, except as set forth in the footnotes below. Inclusion of shares in this table shall not be deemed to be an admission of beneficial ownership of such shares. Amounts shown include shares issued pursuant to a stock dividends paid by the Company and the two-for-one stock split declared in January of 1998.

2.  Pursuant to an Amendment dated February 9, 1998, to a
Schedule 13D filed by First Manhattan Co.

3. Includes 49,982 shares which have been allocated to participants' accounts under the Company's ESOP.

4.  Pursuant to a Schedule 13D dated November 1, 1996.

5. Includes 4,502 shares held in an IRA of which the power to vote such shares is shared with the IRA administrator and 39,742 shares over which voting and investment power is shared with his spouse. Also includes 31,786 shares presently obtainable through the exercise of options granted under the Company's Stock Option Plan, over which shares Mr.
Alexander has no voting and sole investment power.

6. Includes 2,128 shares held by Mr. Goodyear's spouse, over which shares Mr. Goodyear has no voting or investment power.

7. This includes 18,914 shares held in
an Investment Retirement Account ("IRA"), of which the power to vote such shares is shared with the IRA administrator, 30,166 shares held by her spouse and over which Ms. Roepke has shared voting and investment power and 16,166 shares presently obtainable through the exercise of options granted under the Company's Stock Option Plan, over which shares Ms.
Roepke has no voting and sole investment power.

8. Includes an aggregate of 2,536 shares presently obtainable through the exercise of options granted under the Company's Stock Option Plan for each named individual, over which shares each such person has no voting and sole investment power.

9. Represents 9,064 shares held jointly with his spouse and over which Mr. Larson has shared voting and investment power.

10. Includes 1,460 shares held by his spouse and over which Mr. Wissman has shared voting and investment power.

11. Includes an aggregate of 76,628 shares presently obtainable through the exercise of options granted under the Company's Stock Option Plan.

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's executive officers, directors and persons who own more than 10% of the Company's Common
Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the exchange on which the Company's shares of Common Stock are traded. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file.
Based solely on the Company's review of the copies of such forms, the Company is not aware that any of its directors, executive officers or 10% stockholders failed to comply with the filing requirements of Section 16(a) during the period commencing January 1, 1997 through December 31, 1997.


TRANSACTIONS WITH MANAGEMENT

Directors and officers of the Company and the Bank and their associates were customers of and had transactions with the Company and the Bank during 1997. Additional transactions are expected to take place in the future. All outstanding loans, commitments to loan, and certificates of deposit and depository relationships, in the opinion of management, were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features.




PROPOSED AMENDMENT TO THE CERTIFICATE OF INCORPORATION

The Board of Directors of the Company has unanimously approved an amendment (the "Amendment") to Article IV of the Company's Certificate of Incorporation (the "Certificate") that would increase the number of authorized shares of the Company's Common Stock, $.01 par value per share, from
1,500,000 shares to 3,000,000 shares.   As of April 3, 1998,
the Company had 1,288,476 shares of Common Stock issued and outstanding following a two-for-one stock split effected in February, 1998.

The Board of Directors has proposed adoption of the Amendment for several reasons, including those set forth below. First, the Amendment will provide additional shares of Common Stock following the effectuation of the stock split in February. As a result of the stock split, the number of shares of Common Stock owned by each of the Company's stockholders as of the record date for the stock split doubled, and each such share then had approximately half of the per share value of Common Stock prior to the stock split. The decrease in the per share value of Common
Stock has lead to a commensurate decrease in the per share market price, thus making an investment in Common Stock by existing or potential stockholders of the Company more readily possible. Following the stock split, only 211,524 shares of authorized and unissued (and unreserved) Common
Stock remained for future issuance by the Company.

Second, the additional shares authorized by the Amendment will provide management with enough shares of Common Stock to enter into certain transactions involving the use of Common Stock that may be advisable from time to time. Such transactions could include, but are not limited to, the acquisition by the Company of additional branch locations, subsidiaries or bank or thrift holding companies. Although no such transactions are planned for the immediate future, management and the Board of Directors believe that it is in the Company's best interests to have available a sufficient number of authorized shares of Common Stock if such transactions become advisable.

Third, the additional shares of Common Stock authorized by the Amendment could be used to raise additional working capital for the Company or the Bank. The Board of Directors does not currently have any plans to raise capital through the issuance of additional shares or otherwise, but these shares would be available for that purpose.

The increase in the number of shares of Common Stock authorized by the Amendment will allow for the possibility of substantial dilution of the voting power of current stockholders of the Company, although no dilution occurred as a direct result of the stock split. The degree of any such dilution which would occur following the issuance of any additional shares of Common Stock, including any newly authorized Common Stock, would depend upon the number of shares of Common Stock that are actually issued in the future, which number cannot be determined at this time.
Issuance of a large number of such shares could significantly dilute the voting power of existing stockholders.

The existence of a substantial number of authorized and unissued shares of Common Stock could also impede an attempt to acquire control of the Company because the Company would have the ability to issue additional shares of Common Stock in response to any such attempt. The Company is not aware of any such attempt to acquire control at this time, and no decision has been made as to whether any or all newly authorized but unissued shares of Common Stock would be issued in response to any such attempt.

To be approved by the Company's stockholders, the Amendment must receive the affirmative vote of a majority of the outstanding shares of Common Stock.

The Board of Directors recommends that you vote your shares
FOR the Amendment.


PROPOSAL TO ADOPT STOCK INCENTIVE PLAN

On January 21, 1998, the Board of Directors unanimously adopted resolutions approving the MNB Bancshares, Inc. 1998
Stock Incentive Plan (the "Incentive Plan"), subject to stockholder approval, to promote equity ownership of the Company by directors of the Company and selected officers and employees of the Bank, to increase their proprietary interest in the success of the Company, and to encourage them to remain in the employ of the Company.

Administration

The Incentive Plan is to be administered by the MNB Bancshares, Inc. Stock Option Plan Administrative
Committee which is composed of three non-employee directors appointed by the Board of Directors (the
"Stock Option Committee"). The Stock Option Committee will have the authority, subject to approval by the Board of Directors, to select the employees to whom awards may be granted, to determine the terms of each award, to interpret the provisions of the Incentive Plan and to make all other determinations that it may deem necessary or advisable for the administration of the Incentive Plan.

The Incentive Plan provides for the grant of "incentive stock options," as defined under Section 422(b) of the Internal Revenue Code of 1986, as amended, options that do not so qualify (referred to herein as "nonstatutory options"), restricted stock and stock appreciation rights ("SARs"), as determined in each individual case by the Stock Option Committee. The Board of Directors has reserved 100,000 shares of Common Stock for issuance under the Incentive Plan. In general, if any award (including an award granted to a non-employee director) granted under the Incentive Plan expires, terminates, is forfeited or is canceled for any reason, the shares of Common Stock allocable to such award may again be made subject to an award granted under the Incentive Plan.

Awards

Directors of the Company and key policy-making employees of the Bank are eligible to receive grants under the Incentive Plan. Directors may receive nonstatutory options based upon a formula. Employee awards may be granted subject to a vesting requirement and in any event will become fully vested upon a merger or change of control of the Company. The exercise price of incentive stock options granted under the Incentive Plan must at least equal the fair market value of the Common Stock subject to the option (determined as provided in the plan) on the date the option is granted. The exercise price of nonstatutory options and SARs will be determined by the Stock Option Committee.

An incentive stock option granted under the Incentive Plan to an employee owning more than 10% of the total combined voting power of all classes of capital stock of the Company is subject to the further restriction that such option must have an exercise price of at least 110% of the fair market value of the shares of Common Stock issuable upon exercise of the option (determined as of the date the option is granted) and may not have an exercise term of more than five years. Incentive stock options are also subject to the further restriction that the aggregate fair market value (determined as of the date of grant) of Common Stock as to which any such incentive stock option first becomes exercisable in any calendar year, is limited to $100,000. To the extent options covering more than $100,000 worth of Common Stock first become exercisable in any one calendar year, the excess will be nonstatutory options. For purposes of determining which, if any, options have been granted in excess of the $100,000 limit, options will be considered to become exercisable in the order granted.

Each director and key employee eligible to participate in the Incentive Plan will be notified by the Stock Option Committee. To receive an award under the Incentive Plan, an award agreement must be executed which specifies the type of award to be granted, the number of shares of Common Stock (if any) to which the award relates, the terms and conditions of the award and the date granted. In the case of an award of options, the award agreement will also specify the price at which the shares of Common Stock subject to the option may be purchased, the date(s) on which the option becomes exercisable and whether the option is an incentive stock option or a nonstatutory option.

The full exercise price for all shares of Common Stock purchased upon the exercise of options granted under the Incentive Plan must be paid by cash, personal check, personal note, award surrender or Common Stock owned at the time of exercise. Incentive stock options granted to employees under the Incentive Plan may remain outstanding and exercisable for ten years from the date of grant or until the expiration of ninety days (or such lesser period as the Stock Option Committee may determine) from the date on which the person to whom they were granted ceases to be employed by the Company. Nonstatutory options and SARs granted under the Incentive Plan remain outstanding and exercisable for such period as the Stock Option Committee may determine.

No awards have been made by the Stock Option Committee pursuant to the Stock Incentive Plan at this time.



Income Tax

Incentive stock options granted under the Incentive Plan have certain advantageous tax attributes to the recipient under the income tax laws. No taxable income is recognized by the option holder for income tax purposes at the time of the grant or exercise of an incentive stock option, although neither is there any income tax deduction available to the Company as a result of such a grant or exercise. Any gain or loss recognized by an option holder on the later disposition of shares of Common Stock acquired pursuant to the exercise of an incentive stock option generally will be treated as capital gain or loss if such disposition does not occur prior to one year after the date of exercise of the option, or two years after the date the option was granted.

As in the case of incentive stock options, the grant of nonstatutory stock options, restricted stock or SARs will not result in taxable income for income tax purposes to the recipient of the awards, nor will the Company be entitled to an income tax deduction. Upon the exercise of nonstatutory stock options or SARs, or the lapse of restrictions on restricted stock, the award holder will generally recognize ordinary income for income tax purposes equal to the difference between the exercise price and the fair market value of the shares of Common Stock acquired or deemed acquired on the date of exercise, and the Company will be entitled to an income tax deduction in the amount of the ordinary income recognized by the option holder. In general, any gain or loss realized by the option holder on the subsequent disposition of such shares will be a capital gain or loss.

Amendment and Termination

The Stock Incentive Plan expires ten years after its adoption, unless sooner terminated by the Board of Directors. The Board of Directors has authority to amend the Stock Incentive Plan in such manner as it deems advisable, except that the Board of Directors is not permitted without stockholder approval to amend the plan in a manner which would prevent the grant of incentive stock options or increase the number of shares of Common Stock available. The Incentive Plan provides for appropriate adjustment, as determined by the Stock Option Committee, in the number and kind of shares subject to unexercised options, in the event of any change in the outstanding shares of Common Stock by reason of a stock split, stock dividend, combination or reclassification of shares, recapitalization, merger or similar event.

Required Affirmative Vote

The affirmative vote of the holders of a majority of the shares of Common Stock present in person or by proxy at the 1998 Annual Meeting is required to approve the Incentive
Plan.

The Board of Directors unanimously recommends a vote FOR the proposed Incentive Plan.



INDEPENDENT PUBLIC ACCOUNTANTS

Stockholders will be asked to approve the appointment of KPMG Peat Marwick LLP as the Company's independent public accountants for the year ending December 31, 1998. A proposal will be presented at the annual meeting to ratify the appointment of KPMG Peat Marwick LLP. If the appointment of KPMG Peat Marwick LLP is not ratified, the matter of the appointment of independent public accountants will be considered by the Board of Directors.
Representatives of KPMG Peat Marwick LLP are expected to be present at the meeting and will be given the opportunity to make a statement if they desire to do so and will be available to respond to appropriate questions.

The Board of Directors unanimously recommends a vote FOR this appointment.


SUBMISSION OF STOCKHOLDER PROPOSALS

Any proposal which a stockholder of the Company wishes to have included in the proxy materials of the Company relating to the next annual meeting of stockholders of the Company, which is scheduled to be held in May 1999, must be received at the principal executive offices of the Company (MNB Bancshares, Inc., 800 Poyntz Avenue, Manhattan, Kansas 66502, attention: Mr. Patrick L. Alexander, President) no later than December 18, 1998, and must otherwise comply with the notice and other provisions of the Company's Bylaws.


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


FAILURE TO INDICATE CHOICE

If any stockholder fails to indicate a choice in items (1),
(2), (3) or (4) on the proxy card, the shares of such stockholder shall be voted (FOR) in each instance.


REPORT ON FORM 10-K


THE COMPANY WILL FURNISH WITHOUT CHARGE TO EACH PERSON REPRESENTING THAT HE OR SHE WAS A BENEFICIAL OWNER OF THE COMPANY'S COMMON STOCK AS OF THE RECORD DATE FOR THE MEETING, UPON WRITTEN REQUEST, A COPY OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K. SUCH WRITTEN REQUEST SHOULD BE SENT TO MR. PATRICK L. ALEXANDER, MNB BANCSHARES, INC., P.O. BOX 308, MANHATTAN, KANSAS 66505.

By order of the Board of Directors




/s/Patrick L. Alexander
President and Chief
Executive Officer
Manhattan, Kansas
April 17, 1998

ALL STOCKHOLDERS ARE URGED TO SIGN
AND MAIL THEIR PROXIES PROMPTLY


PROXY FOR COMMON SHARES ON BEHALF OF BOARD OF DIRECTORS FOR
THE ANNUAL MEETING OF THE STOCKHOLDERS OF MNB BANCSHARES, INC.
TO BE HELD MAY 18, 1998

The undersigned hereby appoints Patrick L. Alexander and Brent A. Bowman, or either of them acting in the absence of the other, with power of substitution, attorneys and proxies, for and in the name and place of the undersigned, to vote the number of shares of Common Stock that the undersigned would be entitled to vote if then personally present at the Annual Meeting of the Stockholders of MNB Bancshares, Inc., to be held at the Kansas State University Student Union, 17th and Anderson Avenue, Manhattan, Kansas 66506, on Monday, May 18, 1998, at 2:00 p.m., local time, or any adjournments or postponements thereof, upon the matters set forth in the Notice of Annual Meeting and Proxy Statement, receipt of which is hereby acknowledged, as follows:

1.	ELECTION OF DIRECTORS:

FOR all nominees listed below (except as marked to the contrary below)

WITHHOLD AUTHORITYto vote for all nominees listed below(INSTRUCTIONS: TO WITHHOLD AUTHORITY TO VOTE FOR ANY
INDIVIDUAL NOMINEE, STRIKE A LINE THROUGH THE NOMINEE'S NAME
IN THE LIST BELOW.)Class III (term expires 2001): Brent A. Bowman, Charles D. Green and Vernon C. Larson



2.	AMEND THE CERTIFICATE OF INCORPORATION OF THE COMPANY
TO INCREASE THE AUTHORIZED COMMON STOCK TO 3,000,000 SHARES:

For  ____   Against ____   Abstain _____

3.	APPROVE THE MNB BANCSHARES, INC. 1998 STOCK INCENTIVE
PLAN:

For  ____   Against ____   Abstain _____

4.	APPROVE THE APPOINTMENT OF KPMG PEAT MARWICK LLP AS THE
COMPANY'S INDEPENDENT PUBLIC ACCOUNTANTS FOR THE YEAR ENDING
DECEMBER 31, 1998:

For  ____   Against _____ Abstain  _____

5.	In accordance with their discretion, upon all other
matters that may properly come before said meeting and any adjournment or postponements thereof.

THIS PROXY WHEN PROPERLY EXECUTED WILL BE VOTED IN THE
MANNER DIRECTED HEREIN BY THE UNDERSIGNED STOCKHOLDER.  IF
NO DIRECTION IS MADE, THIS PROXY WILL BE VOTED FOR THE
NOMINEES LISTED UNDER PROPOSAL 1 AND FOR PROPOSALS 2, 3 and
4.

Dated: ________________________, 1998

Signature(s)_____________________________

_________________________________________


NOTE: PLEASE DATE PROXY AND SIGN IT EXACTLY AS NAME OR NAMES APPEAR ABOVE. ALL JOINT OWNERS OF SHARES SHOULD SIGN. STATE FULL TITLE WHEN SIGNING AS EXECUTOR, ADMINISTRATOR, TRUSTEE, GUARDIAN, ETC. PLEASE RETURN SIGNED PROXY IN THE ENCLOSED ENVELOPE.

EXHIBIT A
MNB BANCSHARES, INC.
STOCK INCENTIVE PLAN

1.  Purpose of the Plan

The MNB BANCSHARES, INC., 1998 STOCK INCENTIVE PLAN (hereinafter referred to as the "Plan") is intended to provide a means whereby directors, employees, consultants and advisors of MNB BANCSHARES, INC., and its Related Corporations may sustain a sense of proprietorship and personal involvement in the continued development and financial success of the Company, and to encourage them to remain with and devote their best efforts to the business of the Company, thereby advancing the interests of the Company and its shareholders. Accordingly, the Company may permit certain directors, employees, consultants and advisors to acquire Shares or otherwise participate in the financial success of the Company, on the terms and conditions established herein.

2.  Definitions

The following terms shall be defined as set forth below:

(a)  Board.  Shall mean the Board of Directors of the Company.

(b) Cause. Shall mean the commitment of fraud, the misappropriation of or intentional material damage to the property or business of the Company, the substantial failure to fulfill the duties and responsibilities of a regular position and/or comply with Company policies, rules or regulations, or the conviction of a felony.

(c)  Change of Control.  Shall mean:

  (i) the consummation of the acquisition by any person (as such term is defined in Section 13(d) or 14(d) of the '34 Act) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the '34 Act) of fifty percent (50%) or more of the combined voting power of the then outstanding voting securities of the Company other than through the receipt of Shares pursuant to the Plan; or

  (ii) the individuals who, as of the date hereof, are members of the Board cease for any reason to constitute a majority of the Board, unless the election, or nomination for election by the stockholders of the Company, of any new director was approved by a vote of a majority of the Board, and such new director shall, for purposes of this Agreement, be considered as a member of the Board; or

 (iii) approval by stockholders of the Company of: (1) a merger or consolidation if the stockholders, immediately before such merger or consolidation, do not, as a result of such merger or consolidation, own, directly or indirectly, more than fifty percent (50%) of the combined voting power of the then outstanding voting securities of the entity resulting from such merger or consolidation in substantially the same proportion as their ownership of the combined voting power of the voting securities of the Company outstanding immediately before such merger or consolidation; or
(2) a complete liquidation or dissolution or an agreement for the sale or other disposition of all or substantially all of the assets of the Company.

  Notwithstanding the foregoing, a Change in Control shall not be deemed to occur solely because fifty percent (50%) or more of the combined voting power of the then outstanding securities of the Company are acquired by: (1) a trustee or other fiduciary holding securities under one or more employee benefit plans maintained for employees of the Company; or (2) any corporation which, immediately prior to such acquisition, is owned directly or indirectly by the stockholders of the Company in the same proportion as their ownership of stock of the Company immediately prior to such acquisition.

(d) Code. Shall mean the Internal Revenue Code of 1986, and any amendments thereto.

(e) Committee. Shall mean a committee appointed by the Board in accordance with Section 3 hereof.

(f)  Company.  Shall mean MNB Bancshares, Inc.

(g) Compete. Shall mean within a period of one (1) year after the termination of service, the direct or indirect competition with the business of the Company and its Related Corporations, including, but not by way of limitation, the direct or indirect owning, managing, operating, controlling, financing or serving as an officer, employee, director or consultant to, or by soliciting or inducing, or attempting to solicit or induce, any employee or agent of the Company or a Related Corporation to terminate employment and become employed by any person, firm, partnership, corporation, trust or other entity which owns or operates, a business similar to that of the Company and its Related Corporations, within the counties in which the Company and its Related Corporations is operating, except with the express prior written consent of the Company.

(h) Disability. Shall mean a physical or mental disability (within the meaning of Section 22(e)(3) of the Code) which impairs the individual's ability to substantially perform his or her current duties for a period of at least twelve (12) consecutive months, as determined by the Committee.

(i) ERISA. Shall mean the Employee Retirement Income Security Act of 1974, and any amendment thereto.

(j) Incentive Stock Option. Shall mean an award under the Plan that satisfies the general requirements of Code Section 422, namely: (i) grantees must be employees; (ii) the exercise price may not be less than the fair market value of the underlying Shares at the date of grant; (iii) no more than $100,000 worth of Shares may become exercisable in any year; (iv) the maximum duration of an award may be ten (10) years; (v) awards must be exercised within three
(3) months after termination of employment, except in the event of Disability or death; and (vi) Shares received upon exercise must be retained for the greater of two (2) years from the date of grant or one (1) year from the date of exercise.

(k) Nonqualified Options. Shall mean an option award under the Plan that is not an Incentive Stock Option.

(l) Related Corporation. Shall mean Security National Bank and any corporation which would be a parent or subsidiary corporation with respect to the Company as defined in Section 424(e) or

(f), respectively, of the Code.

(m) Retirement. Shall have the same meaning as is provided under the MNB Bancshares, Inc. Employee Stock Ownership Plan, and shall mean termination of service, other than for Cause, after attainment of age sixty (60) for directors, consultants and advisors.

(n) Restricted Stock. Shall mean an award of Shares under the Plan that are restricted as to transfer and subject to forfeiture.

(o) Rule 16b-3. Shall mean Rule 16b-3 promulgated under the '34 Act, and any amendments thereto.

(p)  Shares.  Shall mean common stock of the Company.

(q) Stock Appreciation Rights. Shall mean rights entitling the grantee to receive the appreciation in the market value of a stated number of Shares.

(r) '33 Act. Shall mean the Securities Act of 1933, and any amendments thereto.

(s) '34 Act. Shall mean the Securities Exchange Act of 1934, and any amendments thereto.

3.  Administration of the Plan

The Plan shall be administered by the Board, or a Committee appointed by the Board. The Board, or the appointed Committee, shall have sole authority to:

(a) select the directors, employees, consultants and advisors to whom awards shall be granted under the Plan;

(b)  establish the amount and conditions of each such award;

(c) prescribe any legend to be affixed to certificates representing such awards;

(d)  interpret the Plan; and

(e) adopt such rules, regulations, forms and agreements, not inconsistent with the provisions of the Plan, as it may deem advisable to carry out the Plan.

  All decisions made by the Board, or the Committee, in administering the Plan shall be final.

4.  Shares Subject to the Plan

The aggregate number of Shares that may be obtained by directors, employees, consultants and advisors under the Plan shall be 100,000 Shares. Any Shares that remain unissued at the termination of the Plan shall cease to be subject to the Plan, but until termination of the Plan, the Company shall at all times make available sufficient Shares to meet the requirements of the Plan.

5.  Stock Options

(a) Type of Options. The Company may issue options that constitute Incentive Stock Options to employees and Nonqualified Options to directors, employees, consultants and advisors under the Plan. The grant of each option shall be confirmed by a stock option agreement that shall be executed by the Company and the optionee as soon as practicable after such grant. The stock option agreement shall expressly state or incorporate by reference the provisions of the Plan and state whether the option is an Incentive Option or a Nonqualified Option.

(b) Terms of Options. Except as provided in Subparagraphs (c) and (d) below, each option granted under the Plan shall be subject to the terms and conditions set forth by the Board in the stock option agreement including, but not limited to, option price and option term.

(c) Additional Terms Applicable to All Options. Each option shall be subject to the following terms and conditions:

(i) Written Notice. An option may be exercised only by giving written notice to the Company specifying the number of Shares to be purchased.

(ii) Method of Exercise. The aggregate option price may be paid in any one or a combination of cash, personal check, Shares already owned or Plan awards which the optionee has an immediate right to exercise, as provided by the Board.

(iii) Term of Option. An option shall be exercisable as provided under the Plan or by the Board.

(iv) Disability or Death of Optionee. If an optionee terminates service due to Retirement, Disability or death prior to exercise in full of any options, he or she or his or her beneficiary, executor, administrator or personal representative shall have the right to exercise the options within a period of twelve (12) months after the date of such termination to the extent that the right was exercisable at the date of such termination as provided in the stock option agreement, or as may otherwise be provided by the Board.

(v) Transferability. No option may be transferred, assigned or encumbered by an optionee, except: (A) by will or the laws of descent and distribution;
(B) by gifting for the benefit of descendants for estate planning purposes; or (C) pursuant to a certified domestic relations order.

(d) Additional Terms Applicable to Incentive Options. Each Incentive Option shall be subject to the following terms and conditions:

(i) Option Price. The option price per Share shall be 100% of the fair market value of a Share on the date the option is granted. Notwithstanding the preceding sentence, the option price per Share granted to an individual who, at the time such option is granted, owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company (hereinafter referred to as a "10% Shareholder") shall not be less than 110% of the fair market value of a Share on the date the option is granted.

(ii) Term of Option. No option may be exercised more than ten (10) years after the date of grant. No option granted to a 10% Shareholder may be exercised more than five (5) years after the date of grant. Notwithstanding any other provisions hereof, no option may be exercised more than three (3) months after the optionee terminates employment with the Company, except in the event of death or Disability as provided under Subparagraph (c)(iv) above.

(iii) Annual Exercise Limit. The aggregate fair market value of Shares which first become exercisable during any calendar year shall not exceed $100,000. For purposes of the preceding sentence, the fair market value of each Share shall be determined on the date the option with respect to such Share is granted.

(iv) Transferability. No option may be transferred, assigned or encumbered by an optionee, except by will or the laws of descent and distribution, and during the optionee's lifetime an option may only be exercised by him or her.

6.  Restricted Stock Awards

(a) Grants. Restricted Stock Awards ("RSAs") under the Plan shall be evidenced by restricted stock agreements in such form and consistent with the Plan as the Board shall approve from time to time.

(b) Restriction Period. RSAs awarded under the Plan shall be subject to such terms, conditions, and restrictions, including without limitation: prohibitions against transfer; substantial risks of forfeiture; attainment of performance objectives; repurchase by the Company or right of first refusal for such period or periods as shall be determined by the Board at the time of grant. The Board shall have the power to permit, in its discretion, anacceleration of the expiration of the applicable restriction period with respect to any part or all of the RSAs awarded to a grantee.

(c) Restrictions Upon Transfer. RSAs awarded, and the right to vote underlying Shares and to receive dividends thereon, may not be sold, assigned, transferred, exchanged, pledged, hypothecated, or otherwise encumbered during the restriction period applicable to such Shares, except:
(i) by will or the laws of descent and distribution; (ii) by gifting for the benefit of descendants for estate planning purposes; or (iii) pursuant to a certified domestic relations order. Subject to the foregoing, and except as otherwise provided in the Plan, the grantee shall have all the other rights of a stockholder including, but not limited to, the right to receive dividends and the right to vote such Shares.

(d) Certificates. Each certificate issued in respect of RSAs awarded to a grantee shall be deposited with the Company, or its designee, and shall bear the following legend:

  "This certificate and the shares represented hereby are subject to the terms and conditions (including forfeiture and restrictions against transfer) contained in the MNB Bancshares, Inc. 1998 Stock Incentive Plan and an Agreement entered into by the registered owner. Release from such terms and conditions shall be obtained only in accordance with the provisions of the Plan and Agreement, a copy of each of which is on file in the office of the Secretary of said Company."

(e) Lapse of Restrictions. The Agreement shall specify the terms and conditions upon which any restrictions upon Shares awarded under the Plan shall lapse, as determined by the Board. Upon the lapse of such restrictions, Shares, free of the foregoing restrictive legend, shall be issued to the grantee or his or her legal representative.

(f) Termination Prior to Lapse of Restrictions. In the event of a grantee's termination of service prior to the lapse of restrictions applicable to any RSAs awarded to such grantee, all Shares as to which there still remain restrictions shall be forfeited by such grantee without payment of any consideration to the grantee, and neither the grantee nor any successors, heirs, assigns, or personal representatives of such grantee shall thereafter have any further rights or interest in such Shares or certificates.

7.  Stock Appreciation Rights

(a) Grants. Stock Appreciation Rights ("SARs") may be granted separately or in tandem with or by reference to an option granted prior to or simultaneously with the grant of such rights, to such eligible directors, employees, consultants and advisors as may be selected by the Board.

(b) Terms of Grant. SARs may be granted in tandem with or with reference to a related option, in which event the grantee may elect to exercise either the option or the SAR, but not both, as to the same Share subject to the option and the SAR, or the SAR may be granted independently of a related option. SARs shall not be transferable, except: (i) by will or the laws of descent and distribution; (ii) by gifting for the benefit of descendants for estate planning purposes; or (iii) pursuant to a certified domestic relations order.

(c) Payment on Exercise. Upon exercise of a SAR, the grantee shall be paid the excess of the then fair market value of the number of Shares to which the SAR relates over the fair market value of such number of Shares at the date of grant of the SAR or of the related option, as the case may be. Such excess shall be paid in cash or in Shares having a fair market value equal to such excess or in such combination thereof as the Board shall determine.

8.  Amendment or Termination of the Plan

The Board may amend, suspend or terminate the Plan or any portion thereof at any time, but (except as provided in Section 13 hereof) no amendment shall be made without approval of the stockholders of the Company which shall: (i) materially increase the aggregate number of Shares with respect to which Incentive Stock Option awards may be made under the Plan; or (ii) change the class of persons eligible to receive Incentive Stock Option awards under the Plan; provided, however, that no amendment, suspension or termination shall impair the rights of any individual, without his or her consent, in any award theretofore made pursuant to the Plan.

9.  Term of Plan

The Plan shall be effective upon the date of its adoption by the Board; provided that, Incentive Options may be granted only if the Plan is approved by the shareholders within twelve (12) months before or after the date of adoption. Unless sooner terminated under the provisions of Section 9, Shares and SARs shall not be granted under the Plan after the expiration of ten (10) years from the effective date of the Plan. However, awards may be exercisable after the end of the term of the Plan.

10.  Rights as Shareholder

Upon delivery of any Share to a director, employee, consultant or advisor, such person shall have all of the rights of a shareholder of the Company with respect to such Share, including the right to vote such Share and to receive all dividends or other distributions paid with respect to such Share.

11.  Merger or Consolidation

In the event the Company is merged or consolidated with another corporation and the Company is not the surviving corporation, the surviving corporation may agree to exchange options and SARs issued under this Plan for options and SARs (with the same aggregate option price) to acquire and participate in that number of shares in the surviving corporation that have a fair market value equal to the fair market value (determined on the date of such merger or consolidation) of Shares that the grantee is entitled to acquire and participate in under this Plan on the date of such merger or consolidation. In the event of a Change of Control, options, Restricted Stock and SARs shall become immediately and fully exercisable.

12.  Changes in Capital and Corporate Structure

The aggregate number of Shares and interests awarded and which may be awarded under the Plan shall be adjusted to reflect a change in the outstanding Shares of the Company by reason of a recapitalization, reclassification, reorganization, stock split, reverse stock split, combination of shares, stock dividend or similar transaction. The adjustment shall be made in an equitable manner which will cause the awards to remain unchanged as a result of the applicable transaction.

13.  Service

An individual shall be considered to be in the service of the Company or a Related Corporation as long as he or she remains a director, employee, consultant or advisor of the Company or such Related Corporation. Nothing herein shall confer on any individual the right to continued service with the Company or a Related Corporation or affect the right of the Company or such Related Corporation to terminate such service.

14.  Withholding of Tax

To the extent the award, issuance or exercise of Shares or SARs results in the receipt of compensation by a director, employee, consultant or advisor, the Company is authorized to withhold a portion of such Shares receivable or any cash compensation then or thereafter payable to such person to pay any tax required to be withheld by reason of the receipt of the compensation. Alternatively, the director, employee, consultant or advisor may tender Shares with a value equal to, or a personal check in the amount of, the tax required to be withheld.

15.  Delivery and Registration of Stock

The Company's obligation to deliver Shares with respect to an award shall, if the Board so requests, be conditioned upon the receipt of a representation as to the investment intention of the individual to whom such Shares are to be delivered, in such form as the Board shall determine to be necessary or advisable to comply with the provisions of the '33 Act or any other federal, state or local securities legislation or regulation. It may be provided that any representation requirement shall become inoperative upon a registration of the Shares or other action eliminating the necessity of such representation under securities legislation. The Company shall not be required to deliver any Shares under the Plan prior to (i) the admission of such Shares to listing on any stock exchange on which Shares may then be listed, and (ii) the completion of such registration or other qualification of such Shares under any state or federal law, rule or regulation, as the Board shall determine to be necessary or advisable. The Plan is intended to comply with Rule 16b-3, if applicable. any provision of the Plan which is inconsistent with said rule should to the extent of such inconsistency, be inoperative and shall not affect the validity of the remaining provisions of the Plan.