Form 10-Q
period 1998-03-31
MNB BANCSHARES INC
filed 1998-05-13
CIK 891284

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION
13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 1998

OR
_____  TRANSITION REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For transition period from ________ to ________

Commission File Number 0-20878

MNB BANCSHARES, INC.
(Exact name of Registrant as specified in its charter)

Delaware
(State or other jurisdiction)
of incorporation or organization)

48-1120026
(I.R.S. Employer Identification Number)

800 Poyntz Avenue, Manhattan, Kansas
(Address of principal executive offices)

66502
(Zip Code)

(785) 565-2000
(Registrant's telephone number,
 including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: As of May 6, 1998, the Registrant had outstanding 1,299,386 shares of its common stock, $.01 par value per share.

MNB BANCSHARES, INC.

Form 10-Q Quarterly Report

Table of Contents

PART I
                                       Page Number
Item 1.  Financial Statements and
         Related Notes                 1 - 5
Item 2.  Management's Discussion and
         Analysis of Financial
         Condition and Results of
         Operations                   6 - 10

PART II

Item 1.  Legal Proceedings                11
Item 2.  Changes in Securities            11
Item 3.  Defaults Upon Senior Securities  11
Item 4.  Submission of Matters to a
         Vote of Security Holders         11
Item 5.  Other Information                11
Item 6.  Exhibits and Reports on Form 8-K 11

Form 10-Q Signature Page                  12


MNB BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
                            March 31,        December 31,
                            1998             1997
                            (Unaudited)
ASSETS

Cash and cash equivalents:

  Cash                      $3,789,766       $3,398,451

  Interest-bearing
  deposits in other
   financial institutions    4,800,000        3,300,000

     Total cash and cash
      equivalents            8,589,766        6,698,451

Investment securities:

  Held-to-maturity at
   amortized cost            4,571,790        6,669,809
  (estimated fair value of
   $4,573,000 and $6,692,000
   respectively)

  Available-for-sale at
  estimated fair value      42,498,823       35,409,475

Loans, net                  86,535,742       88,724,128

Premises and equipment, net  2,601,319        2,597,658

Other assets                 4,744,025        4,652,570

     Total assets         $149,541,465     $144,752,091


LIABILITIES AND
STOCKHOLDERS' EQUITY

Liabilities:

  Deposits                $126,959,245    $122,208,537
  Other borrowings           8,544,070       9,099,379
  Accrued expenses, taxes
  and other liabilities      1,483,212       1,168,326

     Total liabilities     136,986,527     132,476,242

Stockholders' equity:

  Common stock, $.01 par,
  1,500,000 shares
  authorized, 1,288,476
  and 1,284,460 shares
  issued and outstanding at
  1998 and 1997,
  respectively                 12,885           12,845

  Additional paid in
  capital                   7,152,890        7,122,795

  Retained earnings         5,561,259        5,341,952

  Unrealized loss on
  investment securities
  available-for-sale,
  net of tax                   96,813           69,444

  Unearned employee
  benefits                   (268,909)        (271,187)

     Total stockholders'
     equity                12,554,938       12,275,849

     Total liabilities
     and stockholders'
     equity              $149,541,465     $144,752,091

See accompanying notes to condensed
consolidated financial statements.

MNB BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

                                For the Three Months
                                  Ended March 31,
                               1998               1997
Interest income:

  Loans                        $1,996,945         $1,404,713
  Investment securities           621,525            472,374
  Other                           116,776             37,655

     Total interest income      2,735,246          1,914,742

Interest expense:

  Deposits                      1,330,574            950,161
  Borrowed funds                  151,122             51,877

     Total interest expense     1,481,696          1,002,038


     Net interest income        1,253,550            912,704

Provision for loan losses          30,000             15,000

   Net interest income after
   provision for loan losses    1,223,550            897,704


Noninterest income:

  Fees and service charges       204,064             125,048
  Gains on sale of loans          61,726               5,298
  Other                           23,793              17,901

     Total noninterest income    289,583             148,247


Noninterest expense:

  Compensation and benefits      492,596             320,833
  Occupancy and equipment        165,470              94,224
  Federal deposit insurance
  premiums                        14,443              11,890
  Data processing                 42,209              26,801
  Amortization                    63,871              28,276
  Advertising                     15,673              10,156
  Professional fees               49,216              39,164
  Stationery, printing and
  office supplies                 22,074              12,209
  Other                          204,138             141,321

   Total noninterest expense   1,069,690             684,874

   Earnings before income
   taxes                         443,443             361,077

Income tax expense               143,858             118,420


     Net earnings               $299,585            $242,657


Earnings per share
             Basic                $0.23                $0.19
             Diluted              $0.22                $0.18

Dividends per share             $0.0625              $0.0625

See accompanying notes to condensed
consolidated financial statements.

MNB BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS

                                 For the Three Months
                                    Ended March 31,
                                1998           1997
Net cash provided by (used in)
operating activities            $1,336,002     $(212,567)

INVESTING ACTIVITIES

  Net (increase) decrease
  in loans                      1,435,812     (2,445,784)

  Maturities and prepayments
  of investments held to
  maturity                      1,584,540      1,622,212

  Maturities and prepayments
  of investments available
  for sale                     2,318,285       1,040,988

  Purchase of investments
  available for sale          (8,855,479)     (2,645,937)

  Proceeds from sale of
  foreclosed assets               10,148               -

  Net cash used to purchase
  insurance agency                    -          (30,000)

  Purchases of equipment and
  building improvements          (85,556)         (8,333)

     Net cash used in
     investing activities     (3,592,250)     (2,466,854)


FINANCING ACTIVITIES

  FHLB advances (net)          (535,714)         300,000
  Net increase in deposits    4,750,738          279,827
  Net decrease in securities
  sold under agreements to
  repurchase                   (17,316)                -

  Issuance of common stock
  under stock option plan       30,134            31,306

  Payment of dividends         (80,279)          (75,803)

     Net cash provided by
     financing activities    4,147,563           535,330

  Net increase (decrease) in
  cash and cash  equivalents 1,891,315        (2,144,091)

  Cash and cash equivalents
  at beginning of period     6,698,451         4,570,159

  Cash and cash equivalents
  at end of  period         $8,589,766        $2,426,068


  Supplemental disclosure
  of cash flow information:

   Cash paid during period
   for interest              $1,462,180      $1,023,000

   Cash paid during period
   for taxes                   $402,212         $42,000

See accompanying notes to condensed
consolidated financial statements.


MNB BANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial
Statements

1.	Interim Financial Statements

	The condensed consolidated financial
statements of MNB Bancshares, Inc. (the "Company") and subsidiaries have been prepared in accordance with the instructions to Form 10-Q. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Form
10-K for the year ended December 31, 1997, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The December 31, 1997 condensed consolidated balance sheet has been derived from the audited balance sheet as of that date. The results of interim period ended March 31, 1998 are not necessarily indicative of the results expected for the year ended December 31, 1998.


2.	Earnings Per Share

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

	The shares used in the calculation of basic and diluted income per share, which have been restated for the annual 5% stock dividends and the 1998 stock split, are shown below:

                           For the quarters ended
                                  March 31,
                            1998                 1997
Weighted average common
shares outstanding           1,286,198            1,276,046
Stock options                   58,198               54,443
Total                        1,344,396            1,330,489


3.	Acquisition
	On December 31, 1997, the Company acquired
100% of the outstanding common stock of Freedom
Bancshares, Inc., Osage City, Kansas ("Freedom"), the holding company for Citizens State Bank, Osage
City ("Citizens"), with a branch in Beloit, Kansas. Subsequently, Security National Bank and
Citizens State Bank were merged. Consolidated assets acquired in this transaction were approximately $43 million. This acquisition, which was accounted for using the purchase method of accounting, resulted in goodwill of approximately $2.3 million. On April 2, 1998, the
Company entered into a Definitive Agreement to sell the Beloit, Kansas branch to Farmers State
Bank of Mankato, Kansas. This transaction is subject to approval from the appropriate regulatory agencies. It is expected to be completed sometime this summer.


	Proforma revenues, net earnings and diluted earnings per share amounts, as if the Freedom acquisition had been consummated January 1, 1997, are as follows:

                              1997

Net interest income plus
other income                $1,371,058
Net earnings                   219,773
Diluted earnings per share        0.17

4.	Comprehensive Income

	The Company adopted SFAS No. 130, "Reporting
Comprehensive Income", in the first quarter of 1998. SFAS No. 130 requires the reporting of comprehensive income and its components.
Comprehensive income is defined as the change in equity from transactions and other events and circumstances from non-owner sources and excludes investments by and distributions to owners.

Comprehensive income includes net income and other items of comprehensive income meeting the above criteria. The Company's only component of other comprehensive income is the unrealized holding gains and losses on available for sale securities.

<CAPTION

                           For the three months
                              ended March 31,
                            1998             1997

Net income                  $ 299,585         $242,657
Change in unrealized
security gain (loss), net     27,369           (68,871)
Comprehensive income        $326,954          $173,786

5.	Impact of Accounting Standards

	In January, 1998, the Company adopted SFAS
No. 127, "Deferral of the Effective Date of
Certain Provisions of SFAS No. 125". SFAS No. 125 provided consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of SFAS No. 127 did not have a material effect on the Company's financial statements.

MNB BANCSHARES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

	On December 31, 1997, the Company acquired
Freedom Bancshares, Inc., Osage City, Kansas
("Freedom"), the holding company for Citizens
State Bank, Osage City ("Citizens"), with a branch in Beloit, Kansas. Consolidated assets acquired in this transaction were approximately $43 million. This acisition, which was accounted for using the purchase method of accounting, resulted in goodwill of approximately $2.3 million. Accordingly, the consolidated operating results of the Company for the three months ended
March 31, 1998 include Citizens from the date of acquisition.

	The home office for the Bank is Manhattan, Kansas, with branches operating in Auburn, Beloit, Osage City, and Topeka, Kansas. Additionally, on
April 2, 1998, the Company entered into a definitive agreement to sell the Beloit, Kansas branch to Farmers State Bank of Mankato, Kansas.
The transaction is subject to approval from the appropriate regulatory agencies. It is expected to be completed sometime this summer.

	Net earnings for the first three months of 1998 increased $56,928, or 23.5%, to $299,585 as compared to the first three months of 1997. Net interest income increased $325,846, or 36.3%, from $897,704, to $1,223,550. Noninterest income increased $141,336, or 95.3%, from $148,247 to
$289,583, due to an increase of 1065.1% in gains on sale of loans to $61,726 and fees and service charges from $125,048 to $204,064, or 63.2%. Non interest expense increased $384,816 or 56.2%.
With the exception of gains on sale of loans, the acquisition of Freedom contributed significantly to each of these increases.

	Interest Income.  Interest income increased
$820,504, or 42.9%, to $2.7 million from $1.9
million in 1997. This increase was due to an increase in interest on loans of 42.2% to $2.0 million from $1.4 million and interest on investment securities of $149,151 to $621,525, or 31.6%. The acquisition contributed to the interest income increase, in addition to the proceeds of maturing securities being reinvested in higher-yielding securities. Interest income on other investments increased substantially from
$37,655 to $116,776, or by 210.1% as a result of
the acquisition and the increase in funds available for investment in short-term overnight interest-bearing deposits.

	Interest Expense. As compared to the same period a year earlier, interest expense during the first three months of 1998 increased by $479,658, or 47.9%. Interest expense on deposits increased
$380,413, or 40.0% while interest expense on borrowings, consisting of advances from the Federal Home Loan Bank of Topeka (the "FHLB"), repurchase agreements and funds borrowed for the acquisition of Freedom, increased $99,245, or 191.3%, during this time period. The increased expense on deposits is a result of the acquisition. Interest on borrowed funds increased as a result of the funds borrowed for the acquisition and the liabilities assumed from Freedom.

	Provision for Loan Losses. The provision for loan losses was $30,000 for the first quarter of 1998, compared to $15,000 in 1997. The increased provision is a result of the acquisition. At
March 31, 1998, the allowance for loan losses was $1,363,456, or 1.5% of gross loans outstanding, compared to $835,397 at March 31, 1997. The acquisition of Freedom increased the allowance by $461,389. The allowance for loan losses was $1.3 million at December 31, 1997, or 1.5% of gross loans outstanding.

	Noninterest Income.  Noninterest income
increased $141,336, or 95.3%, for the first three months of 1998 to $289,583 compared to the same period in 1997. This increase was due to an increase of 63.2% in fees and service charges from $125,048 to $204,064, of which $59,450 was attributable to the acquisition. Gains on sale of loans increased $56,428 to $61,726, or 1065.1%, as a result of increased loan originations due to refinancing because of lower interest rates.
Other noninterest income increased 32.9% to $23,793 from $17,901.

	Noninterest Expense. Noninterest expense increased $384,816, or 56.2%, to $1.1 million for the first three months of 1998 over the same period in 1997. This large increase was due in part to the acquisition. Occupancy and equipment expense increased $71,246 or 75.6% and compensation increased 53.5% to $492,596, both primarily due as a result of the acquisition.
Amortization increased 125.9% to $63,871 from $2$28,276 as a result of the acquisition. Other by 44.5%.

	Asset Quality and Distribution.  The
Company's total assets increased to $149.5 million at March 31, 1998 from $144.8 million at December
31, 1997 which included Freedom's assets.  The
Company's primary ongoing sources of funds are deposits, proceeds from principal and interest payments on loans and mortgage backed securities and proceeds from the sale of mortgage loans and mortgage backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition, and the restructuring of the financial services industry.

	The primary investing activities of the
Company are the origination of mortgage, consumer, and commercial loans and the purchase of investment and mortgage backed securities. During the first three months of 1998, the Company originated mortgage loans in the amount of $11.8 million compared to $3.9 million during the first three months of 1997. Generally, the Company originates long term fixed rate residential mortgage loans for immediate sale and does not warehouse loans to speculate on interest rates.
Efforts of management to diversify the loan portfolio have resulted in the Company having originated commercial non-mortgage and consumer loans of $3.5 million during the first three months of 1998, compared to $8.0 million in 1997.
Originations in 1997 included one credit in the amount of $5.0 million.

	Management believes that the quality of the loan portfolio continues to be strong as evidenced by the small number and amount of loans past due
30 days or more. As of March 31, 1998, eleven real estate loans were more than 30 days past due with a total balance of $417,444, which was 0.47% of total loans outstanding. Six loans, totaling
$121,342, were on non-accrual status as of March
31, 1998. With the exception of guaranteed student loans, nine consumer loans totaling
$68,451, or 0.08%, were over 30 days past due as of March 31, 1998 and three loans with a balance of $7,858 were on non-accrual. Additionally, eleven commercial loans totaling $175,821, or
 .20%, were past due. Sixteen commercial loans totaling $151,472 were on non-accrual status. At
March 31, 1998, the Company had outstanding loan commitments of $17.9 million.

	During the three months ended March 31, 1998, the Company purchased securities to be held to maturity and available for sale in the amount of $8.9 million. These activities were funded primarily by maturing securities of $3.9 million, deposits, and proceeds from the sale of fixed rate mortgage loans totaling $7.4 million.

	Liability Distribution. At March 31, 1998, total deposits had a net increase of $4.8 million from December 31, 1997, while borrowings decreased
$.6 million as FHLB advances were paid in full as they matured.

	Checking and NOW accounts at the end of the
first quarter of 1998 totaled $38.5 million, or
30.3% of deposits, compared to approximately
28.0%, or $34.2 million at December 31, 1997.
Certificates of deposit decreased to  $60.9
million at March 31, 1998 from $62.4 million, or 2.4%. Money market funds also decreased 4.2% from December 31, 1997 to $17.9 million from $18.7 million, and are 14.1% of total deposits, while savings accounts increased from $7.0 million to $9.7 million.

	Liquidity. The Company's most liquid assets are cash and cash equivalents and investment securities available for sale. The level of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At March 31, 1998, and December
31, 1997 respectively, these liquid assets totaled
$51.1 million and $42.1 million. During periods in which the Company is not able to originate a sufficient amount of loans and/or periods of high principal prepayments, the Company increases its liquid assets by investing in short-term U. S.
Government and agency securities.

	Liquidity management is both a daily and long-term function of management strategy. Excess funds are generally invested in short-term investments. In the event the Company requires funds beyond its ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB or through sales of securities. At March 31, 1998, the Company had outstanding FHLB advances of $4.9 million and had nothing outstanding on its $15 million line of credit. Additionally, the Company has guaranteed a loan made to the Company's Employee Stock
Ownership Plan (the "ESOP") with an outstanding balance of $268,909 at March 31, 1998, to fund the ESOP's purchase of shares in the Company's common stock offering in 1993. The total borrowings by the Company were $8.5 million at March 31, 1998, which includes $2.9 million borrowed by the Company for the acquisition of Freedom, compared to $9.1 million at December 31, 1997.

	Capital.  The Federal Reserve Board has
established capital requirements for bank holding companies which generally parallel the capital requirements for national banks under the Office of the Comptroller of the Currency (the "OCC") regulations. The regulations provide that such standards will generally be applied on a bank-only
(rather than a consolidated) basis in the case of a bank holding company with less than $150 million in total consolidated assets, such as the Company.
The Company's total capital of $12.6 million is, however, well in excess of the Federal Reserve
Board's consolidated minimum capital requirements.

	At March 31, 1998, the Bank continued to maintain a sound Tier 1 capital ratio of 8.18% and a risk based capital ratio of 14.68%. As shown by the following table, the Bank's capital exceeded the minimum capital requirements (dollars in thousands):

<CAPTION

                          March 31, 1998
                        Amount   Percent  Required
Tier 1 Capital          $12,255   8.18%    4.00%
Risk Based Capital       13,298  14.68%    8.00%


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


	Year 2000. The federal banking regulators have issued several statements providing guidance to financial institutions on the steps the regulators expect financial institutions to take to become Year 2000 compliant. Each of the federal banking regulators is also examining the financial institutions under its jurisdiction to assess each institution's compliance with the outstanding guidance. If an institution's progress in addressing the Year 2000 is deemed by its primary federal regulator to be less than satisfactory, the institution will be required to enter into a memorandum of understanding with the regulators which will, among other things, require the institution to promptly develop and submit an acceptable plan for become Year 2000 compliant and to provide periodic reports describing the institution's progress in implementing the plan.
Failure to satisfactorily address the Year 2000 problem may also expose a financial institution to other forms of enforcement action that its primary federal regulator deems appropriate to address the deficiencies in the institution's Year 2000 remediation program.

	The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's data processing provider and purchased software which is run on in-house computer networks. In 1997, the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. The Company's data processing provider and those vendors which have been contacted have indicated that they expect their hardware and/or software will be Year 2000 compliant by the end of 1998. This will allow time for compliance testing. Additionally, alarms, elevators, heating and cooling systems, and other computer-controlled mechanical devices on which the Company relies are being evaluated. Those found not to be in compliance will be modified or replaced with a compliant product. While there will be expenses incurred during the next two years, the Company has not identified any situations at this time that it anticipates will require material cost expenditures to become fully compliant. It is currently estimated that costs could be approximately $150,000, although this number could vary significantly based upon the results of testing and other factors. An analysis has been done for the Company's borrowing customers and the Company will also initiate a program to visit with those identified to communicate with key bank customers to ensure they are properly prepared for the Year 2000 and will not suffer serious adverse consequences. This same analysis is being performed for large depositors and funds providers and should be completed shortly.


	Safe Harbor Statement Under the Private
Securities Litigation Reform Act of 1995. This quarterly report contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section
21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe,"
"expect," "intend," "anticipate," "estimate,"
"project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiary include, but are not limited to, changes in:
interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal
Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the company's financial results, is included in the Company's filings with the Securities and Exchange Commission.



MNB BANCSHARES, INC. AND SUBSIDIARIES

PART II

ITEM 1.	LEGAL PROCEEDINGS.

		There are no material pending legal
proceedings to which the Company or its
subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 2.	CHANGES IN SECURITIES.

  None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

		None

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

		None

ITEM 5.	OTHER INFORMATION.

		None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

		A.	Exhibits
			Exhibit 27.  Financial Data Schedule.

		B.	Reports on Form 8-K
   None

SIGNATURES

	Pursuant to the requirements of the
Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MNB BANCSHARES, INC.

Date:  May 13, 1998  /s/Patrick L. Alexander
                   					President and Chief Executive Officer

Date:  May 13, 1998  /s/Susan E. Roepke
                   					Vice President, Secretary, Treasurer and
                        Chief Financial Officer