Form 10-Q
period 1998-06-30
MNB BANCSHARES INC
filed 1998-08-14
CIK 891284

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-Q


x			QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1998

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: As of August 13, 1998, the Registrant had outstanding 1,299,386 shares of its common stock, $.01 par value per share.



MNB BANCSHARES, INC.
Form 10-Q Quarterly Report

Table of Contents



PART I
                                                  										Page Number

Item 1.		Financial Statements and Related Notes			          1-6
Item 2.		Management's Discussion and Analysis of Financial
     		  Condition and Results of Operations			             7-12
Item 3.		Quantitative and Qualitative Disclosures about
		       Market Risk	                                 						12-13


PART II
Item 1.		Legal Proceedings		                            				14
Item 2.		Changes in Securities					                         14
Item 3.		Defaults Upon Senior Securities			                	14
Item 4.		Submission of Matters to a Vote of
		       Security Holders	                              				14
Item 5.		Other Information					                            	14
Item 6.		Exhibits and Reports on Form 8-K			               	15


       		Form 10-Q Signature Page             			          	15







MNB BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    June 30,      December 31,
                                                    1998          1997
                                                    (Unaudited)

ASSETS

Cash and cash equivalents:

Cash                                                $4,095,934       $3,398,451

Interest-bearing deposits
in other financial institutions                      1,300,000        3,300,000



Total cash and cash equivalents                      5,395,934        6,698,451
Investment securities:
Held to maturity at amortized cost (estimated fair
value of $2,559,000 and $6,692,000 respectively)     2,684,507        6,669,809
Available-for-sale at estimated fair value          43,923,150       35,409,475
Loans, net                                          78,817,709       88,724,128
Premises and equipment, net                          2,265,725        2,597,658
Other assets                                         4,232,581        4,652,570
Total assets                                     $ 137,319,606    $ 144,752,091

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits                                         $ 114,474,878    $ 122,208,537
Other borrowings                                     8,390,360        9,099,379
Accrued expenses, taxes and other liabilities        1,696,807        1,168,326

