Form 10-Q/A
period 1998-06-30
MNB BANCSHARES INC
filed 1998-09-02
CIK 891284

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

Table of Contents



PART I
                                                  										Page Number

Item 1.		Financial Statements and Related Notes			          1-6
Item 2.		Management's Discussion and Analysis of Financial
     		  Condition and Results of Operations			             7-12
Item 3.		Quantitative and Qualitative Disclosures about
		       Market Risk	                                 						12-13


PART II
Item 1.		Legal Proceedings		                            				14
Item 2.		Changes in Securities					                         14
Item 3.		Defaults Upon Senior Securities			                	14
Item 4.		Submission of Matters to a Vote of
		       Security Holders	                              				14
Item 5.		Other Information					                            	14
Item 6.		Exhibits and Reports on Form 8-K			               	15


       		Form 10-Q Signature Page             			          	15







MNB BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    June 30,      December 31,
                                                    1998          1997
                                                    (Unaudited)

ASSETS

Cash and cash equivalents:

Cash                                                $4,095,934       $3,398,451

Interest-bearing deposits
in other financial institutions                      1,300,000        3,300,000



Total cash and cash equivalents                      5,395,934        6,698,451
Investment securities:
Held to maturity at amortized cost (estimated fair
value of $2,559,000 and $6,692,000 respectively)     2,684,507        6,669,809
Available-for-sale at estimated fair value          43,923,150       35,409,475
Loans, net                                          78,817,709       88,724,128
Premises and equipment, net                          2,265,725        2,597,658
Other assets                                         4,232,581        4,652,570
Total assets                                     $ 137,319,606    $ 144,752,091

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits                                         $ 114,474,878    $ 122,208,537
Other borrowings                                     8,390,360        9,099,379
Accrued expenses, taxes and other liabilities        1,696,807        1,168,326
Total liabilities                                  124,562,045      132,476,242
Stockholders' equity:
Common stock, $.01 par, 3,000,000 and1,500,000
shares authorized, 1,299,386 and 1,284,460 shares
issued and outstanding at 1998 and 1997,
respectively                                            12,994           12,845
Additional paid in capital                           7,197,659        7,122,795
Retained earnings                                    5,739,968        5,341,952
Unrealized gain on investment securities
available-for-sale, net of tax                          72,249           69,444
Unearned employee benefits                            (265,309)        (271,187)

Total stockholders' equity                          12,757,561       12,275,849

Total liabilities and stockholders' equity       $ 137,319,606    $ 144,752,091


See accompanying notes to condensed consolidated financial statements

MNB BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

                                                 For the six months
                                                    ended June 30,
                                                 1998          1997
Interest income:

Loans                                        $   3,885,762  $   2,889,774
Investment securities                            1,277,417        931,943
Other                                              217,954         69,710
Total interest income                            5,381,133      3,891,427
Interest expense:
   Deposits                                      2,636,829      1,910,908
   Borrowed funds                                  296,676        103,528
     Total interest expense                      2,933,505      2,014,436

     Net interest income                         2,447,628      1,876,991

Provision for loan losses                           60,000         30,000
   Net interest income after
   provision for loan losses                     2,387,628      1,846,991
Noninterest income:
   Fees and service charges                        399,232        254,295
   Gains on sale of loans                          170,300         21,834
   Gain (loss) on sale of investments               10,795         (6,884)
   Other                                            43,277         66,484
     Total noninterest income                      623,604        335,729
Noninterest expense:
   Compensation and benefits                     1,038,997        671,278
   Occupancy and equipment                         339,500        202,476
   Federal deposit insurance premiums               31,545         23,903
   Data processing                                  78,161         51,862
   Amortization                                    125,646         54,456
   Advertising                                      30,911         41,997
   Professional fees                               110,786         78,456
   Stationery, printing and office supplies         60,098         39,819
   Other                                           428,274        300,115
     Total noninterest expense                   2,243,918      1,464,362

     Earnings before income taxes                  767,314        718,358

Income tax expense                                 207,808        225,195
     Net earnings                     $            559,506  $     493,163
Earnings per share
   Basic                              $               0.43  $        0.39
   Diluted                            $               0.42  $        0.37

Dividends per share                   $              0.125  $      0.1190

See accompanying notes to condensed consolidated financial statements

MNB BANCSHARES,INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

                                               For the three months ended
                                                        June 30,
                                                 1998                  1997
Interest income:
   Loans                                        $   1,888,817  $   1,485,061
   Investment securities                              655,893        459,569
   Other                                              101,177         32,055
     Total interest income                          2,645,887      1,976,685
Interest expense:
   Deposits                                         1,306,255        960,747
   Borrowed funds                                     145,554         51,650
     Total interest expense                         1,451,809      1,012,397
     Net interest income                            1,194,078        964,288

Provision for loan losses                              30,000         15,000
   Net interest income after provision
   for loan losses                                  1,164,078        949,288
Noninterest income:
   Fees and service charges                           195,168        129,247
   Gains on sale of loans                             108,574         16,535
   Gain (loss) on sale of investments                  10,795         (6,884)
   Other                                               19,484         48,584
     Total noninterest income                         334,021        187,482
Noninterest expense:
   Compensation and benefits                          546,401        350,446
   Occupancy and equipment                            174,030        108,253
   Federal deposit insurance premiums                  17,102         12,012
   Data processing                                     35,952         25,061
   Amortization                                        61,775         26,180
   Advertising                                         15,238         31,841
   Professional fees                                   61,571         39,292
   Stationery, printing and office supplies            38,024         27,610
   Other                                              224,136        158,794
      Total noninterest expense                     1,174,229        779,489

      Earnings before income taxes                    323,870        357,281

Income tax expense                                     63,949        106,775
      Net earnings                               $    259,921  $     250,506
Earnings per share
   Basic                                         $       0.20  $        0.20
   Diluted                                       $       0.19  $        0.19
Dividends per share                              $     0.0625  $      0.0595


See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                   For the six months
                                                     ended June 30,
                                                  1998                  1997

Net cash provided by operating activities      $  2,271,456     $      32,547
INVESTING ACTIVITIES
   Net (increase) decrease in loans               5,895,290        (3,615,917)
   Maturities and prepayments of
   investments held to maturity                   3,297,458         2,986,250
   Maturities and prepayments of
   investments available for sale                 5,672,472         2,125,156
   Purchase of investments available for sale   (14,741,833)       (3,835,601)
   Proceeds from sale of investment
   securities available for sale                  1,228,736         1,091,968
   Proceeds from sales of foreclosed assets          16,185            52,677
   Net cash used to purchase insurance agency          -              (30,000)
   Net proceeds from sale of Beloit branch          973,283               -
   Purchases of equipment and building improvements(142,799)         (131,153)
     Net cash provided by (used in)
     investing activities                         2,198,792        (1,356,620)

FINANCING ACTIVITIES
   FHLB advances (net)                             (642,856)              -
   Net decrease in deposits                      (4,983,147)         (627,163)
   Net decrease in securities sold under
   agreement to repurchase                          (60,284)              -
   Issuance of common stock under stock
   option plan                                       75,013            31,306
   Cash dividends paid on common stock             (161,491)         (160,087)
     Net cash used in financing activities       (5,772,765)         (755,944)
   Net decrease in cash and cash equivalents     (1,302,515)       (2,080,017)
   Cash and cash equivalents at beginning
   of period                                      6,698,451         4,570,159
   Cash and cash equivalents at end of period  $  5,395,934       $ 2,490,142

   Supplemental disclosure of cash flow
   information
   Cash paid during period for interest        $  2,950,716       $ 2,060,330
   Cash paid during period for taxes           $    759,634       $   300,899

See accompanying notes to condensed consolidated financial statements.

MNB BANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.	Interim Financial Statements
	The condensed consolidated financial statements of MNB Bancshares, Inc. (the
 ("Company") and subsidiaries have been prepared in accordance with the instructions to Form 10-Q.  To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Form 10-K for the year ended December 31, 1997, such information and footnotes have not been duplicated herein.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered  necessary for a fair presentation of financial statements have been reflected herein.  The December 31, 1997 condensed consolidated balance sheet has been derived from the audited balance sheet as of that date.  The results of interim periods ended June 30, 1998 are not necessarily indicative of the results expected for the year ended December
 31, 1998.

2.	Earnings Per Share

	Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during each year.  Diluted earnings per share include the effect of all potential common shares outstanding during
 each year.   Earnings per share for all periods presented have been adjusted to give effect to the 5% stock dividends paid by the Company in 1995, 1996,
 1997 and 1998, the  adoption of SFAS No. 128 in 1997 and the two-for-one stock split paid on February 9, 1998.

	The shares used in the calculation of basic and diluted income per share are shown below:

                                   For the quarters ended  For the six months
                                           June 30,           ended June 30,
                                  1998            1997      1998         1997

Weighted
average common
shares outstanding              1,298,307       1,278,220  1,292,286   1,277,139

Stock options                      51,768          52,814     51,120      40,929
Total                           1,350,075       1,331,034  1,343,406   1,318,068


3.	Acquisition
	On December 31, 1997, the Company acquired 100% of the outstanding common stock of Freedom Bancshares, Inc., Osage City, Kansas (Freedom), the holding company for Citizens State Bank, Osage City (Citizens), with a branch in Beloit, Kansas. Subsequently, Security National Bank and Citizens State Bank were merged. Consolidated assets acquired in this transaction were approximately $43 million. This acquisition, which was accounted for using the purchase method of accounting, resulted in goodwill of approximately $2.3 million. On April 2, 1998, the Company entered into an Agreement to sell the Beloit, Kansas branch to Farmers State Bank of Mankato, Kansas. This transaction was completed June 5, 1998 and resulted in a premium, net of tax, of $119,666. This premium offset previous goodwill related to the acquisition. Total assets and liabilities sold were $3.7 million and $2.8 million respectively.


 MNB BANCSHARES, INC. AND SUBSIDIARIES
 Notes to Condensed Consolidated Financial Statements (Continued)

	Proforma revenues, net earnings and diluted earnings per share amounts, as if the Freedom acquisition had been consummated January 1, 1997, are as follows:

                                                   Six Months
                                                      ended
                                                     June 30,
                                                       1997
 Net interest income plus other income              $2,946,376
 Net earnings                                          493,106
 Diluted earnings per share                               0.37


4.	Comprehensive Income

	The Company adopted SFAS No. 130, Reporting Comprehensive Income, in the first quarter of 1998. SFAS No. 130 requires the reporting of comprehensive income and its components. Comprehensive income is defined as the change in equity from transactions and other events and circumstances from non-owner sources and excludes investments by and distributions to owners. Comprehensive income includes net income and other items of comprehensive income meeting the above criteria. The Company's only component of other comprehensive income is the unrealized holding gains and losses on available for sale securities.

                                                For the six months
                                                  ended June 30,
                                                1998              1997
Net income                                     $559,506          $493,163
Change in unrealized security gain, net           2,805            19,943
Comprehensive income                           $562,311          $513,106

5.	Impact of Accounting Standards

	In January, 1997, the Company adopted SFAS No. 127, Deferral of the Effective
 Date of Certain Provisions of SFAS No. 125.  SFAS No. 125 provided consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.  The adoption of SFAS No. 127 did not have a material effect on the Company's financial statements.

	The Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in June 1998.  SFAS No. 133
 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.  This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.  Management believes adoption of SFAS No. 133 will not have a material effect on the
 Company's financial position or results of operations, nor will adoption require additional capital resources.

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

	On December 31, 1997, the Company acquired Freedom Bancshares, Inc., Osage City, Kansas (Freedom), the holding company for Citizens State Bank, Osage
 City (Citizens), with a branch in Beloit, Kansas. Consolidated assets acquired in this transaction were approximately $43 million. This acquisition, which was accounted for using the purchase method of accounting, resulted in goodwill of approximately $2.3 million. Accordingly, the consolidated operating results of the Company for the three and six months ended June 30, 1998 include Citizens from the date of acquisition.

	The home office for the Bank is Manhattan, Kansas, with branches operating in
 Auburn, Osage City, and Topeka, Kansas. On April 2, 1998, the Company entered into an agreement to sell the Beloit, Kansas branch to Farmers State Bank of
 Mankato, Kansas.  The transaction was  completed June 5, 1998.

	Net earnings for the first six months of 1998 increased $66,343, or 13.5%, to
 $559,506 compared to $493,163 for the first six months of 1997. Net interest income, after provision for loan losses, increased $540,637 to $2,387,628, or
 29.3%.  Noninterest income increased $287,875, or 85.8% from $335,729 to
 $623,604, due to an increase in gains on sale of loans of $148,466 from $21,834 to $170,300, or 680.0%.  Non-interest expense increased $779,556, or 53.2%, to
 $2,243,918.  With the exception of gains on sale of loans, the acquisition of
 Freedom contributed significantly to each of these increases.

	Net earnings for the second quarter of 1998 increased 3.6% to $259,921 in comparison to the same period in 1997. Net interest income, after provision for loan losses, showed an increase from $949,288 to $1,164,078, or 22.6%, during this period. Noninterest income increased 79.3% to $334,021 compared to $187,482. This was partially offset by the increase in noninterest expense of $394,740, or 50.6%. These increases were also largely due to the acquisition.

	Interest Income.  Interest income increased 38.3% to $5.4 million compared to
 $3.9 million during the first six months of 1997.  This increase was a result of an increase in interest on loans of 34.5% to $3.9 million from $2.9 million and interest on investment securities of $345,474 or 37.1% to $1.3 million.
 The acquisition contributed to the interest income increase, in addition to the proceeds of maturing securities being reinvested in higher-yielding securities.  Interest income on other investments increased substantially from
 $69,710 to $217,954, or 212.7%, as a result of the acquisition and the increase in funds available for investment in short-term overnight interest-
 bearing deposits.

 MNB BANCSHARES, INC. AND SUBSIDIARIES
 MANAGEMENT'S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITIONN AND RESULTS OF OPERATIONS (Continued)

	Interest income for the second quarter of 1998 increased by $669,201, or 33.9%, compared to the same period of 1997. Interest income on loans increased $403,756, or 27.2%, and investment securities increased $196,324, or 42.7%, to $655,893. Other interest income increased to $101,177 or 215.6% from $32,055 in 1997. These increases were largely due to the acquisition of Freedom.

	Interest Expense. Compared to the same period a year earlier, interest expense for the first half of 1998 increased from $2.0 million to $2.9 million, or 45.6%. Deposit interest expense increased $725,921 to $2.6 million, or 38.0%. Interest expense on borrowings, consisting of securities sold under agreements to repurchase, advances from the Federal Home Loan
 Bank (the FHLB) and funds borrowed for the acquisition of Freedom increased $193,148, or 186.6%. The increased expense on deposits is a result of the acquisition. Interest on borrowed funds increased as a result of the funds borrowed for the acquisition and the liabilities assumed from Freedom.

	Interest expense for the second quarter of 1998 increased 43.4% to $1.5 million from $1.0 million in 1997. Deposit interest expense increased $345,508, or 26.5%, to $1.3 million. Interest on borrowed funds increased $93,904 from $51,650 to $145,554 or 181.8%. These increases were a result of the acquisition of Freedom.

	Provision for Loan Losses. A provision for loan losses of $60,000 for the first six months of 1998 was made, compared to $30,000 in 1997. The increased provision is a result of the acquisition. At June 30, 1998, the allowance for loan losses was $1,341,912, or 1.7% of gross loans outstanding compared to $852,076 or 1.3% at June 30, 1997. The acquisition of Freedom increased the allowance by $461,389. The allowance for loan losses was $1.3 million at December 31, 1997, or 1.5% of gross loans outstanding.

	Noninterest Income.  Noninterest income increased $287,875, or 85.7%, for the first six months of 1998 compared to the same period in 1997.  Fees and service charge income increased $144,937, or 57.0%, to $399,232 from
 $254,295, while gains on sale of loans increased $148,466 or 680.0% to
 $170,300 from $21,834.  There was a gain on sale of investment securities available for sale of $10,795 as the Company sought to reposition its portfolio, compared to a loss of $6,884 in 1997.  The decrease in other noninterest income of $23,207, or 34.9%, to $43,277 was due to a gain on the sale of real estate owned of $30,016 in 1997.  The gain on sale of loans sold was a result of increased loan originations due to refinancing because of lower interest rates.  Increases in fees and service charges and other noninterest income were a result of the acquisition of Freedom.

	Noninterest income for the second quarter of 1998 increased 78.2% to $334,021 compared to $187,482 for the second quarter in 1997.  Fees and service charges increased $65,921 or 51.0% to $195,168.  Gain on sale of loans increased 556.6% from $16,535 to $108,574.  The gain on the sale of real estate owned of $30,016 in 1997 occurred during the second quarter, which resulted in a decrease in other noninterest income of $29,100, or 59.9% in
 1998.  The gain on sale of investment securities of $10,795 was incurred during this quarter in 1998 as part of the repositioning of the securities portfolio previously mentioned.

 MNB BANCSHARES, INC. AND SUBSIDIARIES
 MANAGEMENT'S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITIONN AND RESULTS OF OPERATIONS (Continued)

	Noninterest Expense. Noninterest expense increased to $2.2 million during the first six months of 1998. This large increase was due in part to the acquisition. Occupancy and equipment expense increased $137,024, or 67.7% and compensation increased 54.8% to $1.0 million, both primarily a result of the acquisition. Amortization increased 130.7% from $54,456 to $125,646 as a result of the acquisition. Other expenses increased from $300,115 to $428,274, or 42.7%.

	Total noninterest expense increased 52.7% to $1.2 million for the second quarter of 1998. Occupancy and equipment expenses increased $65,777, or 60.8%, as a result of the acquisition, along with compensation and benefits and amortization which increased $195,955 and $35,595 respectively. Other expenses increased $65,342 or 41.1% to $224,136.

	Asset Quality and Distribution. The Company's total assets were $137.3 million at June 30, 1998 compared to $144.8 million at December 31, 1997.
 This decrease was largely a result of the sale of the Beloit branch which was completed June 5, 1998. The Company's primary ongoing sources of funds are deposits, proceeds from principal and interest payments on loans and investment securities, and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition, and the restructuring of the financial services industry.

	The primary investing activities of the Company are the origination of loans and the purchase of investment securities.  During the first six months of
 1998, the Company originated mortgage loans in the amount of $16.2 million compared to $9.5 million during the first six months of 1997.  Generally, the Company originates fixed rate residential mortgage loans for immediate sale  and does not warehouse loans to speculate on interest rates.  During the first six months of 1998, the Company originated consumer and commercial non-mortgage loans of $9.2 million compared to $12.7 million during the same time period for 1997.  Originations in 1997 included one credit in the amount of $5.0 million.

	Management believes that the quality of the loan portfolio continues to be strong as evidenced by the small number and amount of loans past due 30 days or more. As of June 30, 1998, one real estate loan was more than 30 days past due, with a total balance of $17,383, which was less than 0.1% of total loans outstanding. Additionally, seven residential mortgage loans totaling $186,174 were on non-accrual status as of June 30, 1998. Excluding guaranteed student loans, there were fourteen consumer loans in the amount of $65,544, or less than 0.1% of the total loan portfolio, over 30 days past due with two loans totaling $3,369 on non-accrual. Nine commercial loans totaling $138,935 or 0.2% of the total portfolio, were 30 days or more past due, with nine loans totaling $67,305 on non-accrual. At June 30, 1998, the Company had outstanding loan commitments of $9.8 million. The Company believes sufficient funds will be available to meet existing loan commitments.

	During the six months ended June 30, 1998, the Company purchased securities available for sale in the amount of $14.7 million.  These activities were funded primarily by deposits, proceeds from the sale of fixed rate  mortgage loans totaling $16.4 million and maturing securities.

 MNB BANCSHARES, INC. AND SUBSIDIARIES
 MANAGEMENT'S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITIONN AND RESULTS OF OPERATIONS (Continued)

	Liability Distribution.  At June 30, 1998, total deposits had a net decrease of $7.7 million from December 31, 1997, with the sale of the Beloit branch making up $2.8 million of this amount.  Borrowings decreased by $709,019 as
 FHLB advances were paid in full as they matured and quarterly payments were made on others.

	Checking and NOW accounts at June 30, 1998 were 26.7% of deposits and totaled $30.6 million compared to 28.0% and $32.4 million at December 31, 1997. Money market deposit accounts were 14.6% of the deposit portfolio and totaled $16.7 million, compared to 15.3% and $18.7 million at December 31, 1997. Certificates of deposit were $58.0 million, or 50.6% of the portfolio compared to $62.4 million, or 51.0% at December 31, 1997. the decreases are primarily due to the sale of the Beloit branch.

	Liquidity. The Company's most liquid assets are cash and cash equivalents and investment securities available for sale. The level of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At June 30, 1998, and December 31, 1997, these liquid assets totaled $49.3 million and $42.1 million, respectively.
 During periods in which the Company is not able to originate a sufficient amount of loans and/or periods of high principal prepayments, the Company increases its liquid assets by investing in short-term U.S. Government and agency securities.

	Liquidity management is both a daily and long-term function of management's strategy.  Excess funds are generally invested in short-term investments.  In the event the Company requires funds beyond its ability to generate them internally, additional funds are available through the use of FHLB advances, a line of credit with the FHLB or through sales of securities.  At June 30,
 1998, the Company had outstanding FHLB advances of $4.8 million and had nothing outstanding on its $15.0 million line of credit with the FHLB.
 Additionally, the Company has guaranteed a loan made to the Company's
 Employee Stock Ownership Plan (the "ESOP"), with an outstanding balance of
 $265,309 at June 30, 1998, to fund the ESOP's purchase of shares in the
 Company's 1993 common stock offering.  The total borrowings by the Company were $8.4 million at June 30, 1998, which included $2.9 million borrowed by the Company for the acquisition of Freedom, compared to $9.1 million at
 December 31, 1997.

	Capital.  The Federal Reserve Board has established capital requirements for bank holding companies which generally parallel the capital requirements for national banks under the Office of the Comptroller of the Currency
 (the "OCC") regulations.  The regulations provide that such standards will generally be applied on a bank-only basis (rather than a consolidated basis)
 in the case of a bank holding company with less than $150 million in total consolidated assets, such as the Company.  The Company's total capital of
 $12.8 million is, however, well in excess of the Federal Reserve Board's consolidated capital requirements.

	At June 30, 1998, the Bank continued to maintain a sound Tier 1 capital ratio of 9.23% and a risk based capital ratio of 16.65%. As shown by the following table, the Bank's capital exceeded the minimum capital requirements: (dollars in thousands):


	MNB BANCSHARES, INC. AND SUBSIDIARIES
 MANAGEMENT'S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITIONN AND RESULTS OF OPERATIONS (Continued)


                             						  June 30, 1998
		                       	Amount	         Percent	            Required
 Tier 1 Capital	       		  $12,678	 	      9.23%	              4.0%
 Risk Based Capital	  	     13,641	       16.44%	              8.0%


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

	Year 2000. The federal banking regulators have issued several statements providing guidance to financial institutions on the steps the regulators expect financial institutions to take to become Year 2000 compliant. Each of the federal banking regulators is also examining the financial institutions under its jurisdiction to assess each institution's compliance with the outstanding guidance. If an institution's progress in addressing the Year
 2000 is deemed by its primary federal regulator to be less than satisfactory, the institution will be required to enter into a memorandum of understanding with the regulators which will, among other things, require the institution to promptly develop and submit an acceptable plan to become
 Year 2000 compliant and to provide periodic reports describing the institution's progress in implementing the plan. Failure to satisfactorily address the Year 2000 problem may also expose a financial institution to other forms of enforcement action that its primary federal regulator deems appropriate to address the deficiencies in the institution's Year 2000 remediation program.

	The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's data processing provider and purchased software which is run on in-house computer networks. In 1997, the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000.
 The Company's data processing provider and those vendors which have been contacted have indicated that they expect their hardware and/or software will be Year 2000 compliant by the end of 1998. This will allow time for compliance testing. Additionally, alarms, elevators, heating and cooling systems, and other computer-controlled mechanical devices on which the Company relies are being evaluated. Those found not to be in compliance will be modified or replaced with a compliant product. While there will be expenses incurred during the next two years, the Company has not identified any situations at this time that it anticipates will require material cost expenditures to become fully compliant. It is currently estimated that costs could be approximately $150,000, although this number could vary significantly based upon the results of testing and other factors. An analysis has been done for the Company's borrowing customers and the Company has initiated a program to visit with those identified to communicate with key bank customers to ensure they are properly prepared for the Year 2000 and do not anticipate that they will suffer serious adverse consequences. This same analysis has been performed for large depositors and funds providers.

 MNB BANCSHARES, INC. AND SUBSIDIARIES
 MANAGEMENT'S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITIONN AND RESULTS OF OPERATIONS (Continued)

 A contingency and business resumption plan have been developed for the Company to provide for reducing the business interruption and resumption of normal business operation in the event of a Y2K-related failure.


 MNB BANCSHARES, INC. AND SUBSIDIARIES
 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	The Company's assets and liabilities are principally financial in nature and the resulting net interest income thereon is subject to changes in market interest rates and the mix of various assets and liabilities.  Interest rates in the financial markets affect the Company's decision on pricing its assets and liabilities which impacts net interest income, a significant cash flow source for the Company.  As a result, a substantial portion of the Company's risk management activities relates to managing interest rate risk.

	The Company's Asset/Liability Management Committee monitors the interest rate sensitivity of the Company's balance sheet using earnings simulation models and interest sensitivity GAP analysis.  The Company has set policy limits of interest rate risk to be assumed in the normal course of business and monitors such limits through its simulation process.

	The Company has been successful in meeting the interest rate sensitivity objections set forth in its policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at June 30, 1998 and forecasting volumes for the twelve month projection. This position is then subjected to a shift in interest rates of 200 basis points rising and 200 basis points falling with an impact to the Company's monthly net interest income on a one year horizon as follows:

Scenario                        $ in thousands             % of Net int. income

200 basis point rising             $(18.6)                       (4.13%)
200 basis point falling             (15.3)                       (3.41%)


	The Company believes it is appropriately positioned for future interest rate movements, although it may experience some fluctuations in net interest income due to short term timing differences between the repricing of assets and liabilities.

	Safe Harbor Statement Under the Private Securities Litigation Reform Act of
 1995.  This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
 Section 21E of the Securities Exchange Act of 1934, as amended.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities
 Report Act of 1995, and is including this statement for purposes of these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the
 Company, are generally identifiable by use of the words "believe," "expect,"
 "intend," "anticipate," "estimate," "project," or similar expressions.  The
 Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S.
 Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Further information concerning the company and its business, including additional factors that could materially affect the
 Company's financial results, is included in the Company's filings with the
 Securities and Exchange Commission.



 MNB BANCSHARES, INC. AND SUBSIDIARIES
 PART II

 ITEM 1.	LEGAL PROCEEDINGS.

	There are no material pending legal proceedings to which the Company or its
	subsidiaries are a party other than ordinary routine litigation incidental to their respective businesses.

 ITEM 2.	CHANGES IN SECURITIES.

		None

 ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

		None

 ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

	On May 18, 1998, the annual meeting of stockholders was held.  At the
 meeting, 		Brent A. Bowman, Charles D. Green, and Vernon C. Larson were elected to serve as Class III directors with terms expiring in 2001.
 Continuing as Class I directors 	(term expires in 1999) are Patrick L.
 Alexander, Joseph L. Downey, Rolla W. 	Goodyear and Jerry R. Pettle; and
 continuing as Class II directors (term expires in 	2000) are Susan E. Roepke
 and Donald J. Wissman  The stockholders approved the amendment to the
 Certificate of Incorporation increasing the number of 	authorized shares of
 the Company's Common Stock, $.01 par value, from 1,500,000 to 3,000,000.  The
 stockholders approved the MNB Bancshares, Inc. 	1998 Stock Option Plan and
 also ratified the appointment of KPMG Peat Marwick LLP as the Company's independent public accountants for the year ending December 31, 1998.

	There were 1,286,996 issued and outstanding shares of Common Stock at the time
	of the annual meeting.  The voting on each item at the annual meeting was as
	follows:



                          For      Withheld/Against   Abstain   Broker Non-Votes

Brent A. Bowman        1,087,778     28,893
Charles D. Green       1,088,990     27,681
Vernon C. Larson       1,088,990     27,681
Amend Certificate of
 Incorporation         1,088,566      5,424            22,681
MNB Bancshares, Inc.
1998 Stock Option Plan   946,116     21,284            26,247      123,024
KPMG Peat Marwick LLP  1,086,520      7,470            22,681




ITEM 5.	OTHER INFORMATION.

		None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

		A.	Exhibits
				Exhibit 27.  Financial Data Schedule

		B.	Reports on Form 8-K
 				None.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 MNB BANCSHARES, INC.



 Date:  August 8, 1998	/s/Patrick L. Alexander
                      				President and Chief Executive Officer


Date:  August 8, 1998	 /s/Susan E. Roepke
                          Vice President, Secretary,
                          Treasurer and Chief Financial Officer




INDEX TO EXHIBITS

										SEQUENTIAL
EXHIBIT									PAGE
NUMBER			DESCRIPTION				NUMBER

27			          Financial Data Schedule			 17