Form 10-Q
period 1998-09-30
MNB BANCSHARES INC
filed 1998-11-17
CIK 891284

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1998

OR

_____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For transition period from ________ to ________

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date:
As of November 12, 1998, the Registrant had outstanding 1,364,230 shares of its common stock, $.01 par value per share.


MNB BANCSHARES, INC.

Form 10-Q Quarterly Report

Table of Contents



PART I
                                     										Page Number

Item 1.		Financial Statements and
         Related Notes	                      		1-7
Item 2.		Management's Discussion and
         Analysis of Financial
     		  Condition and Results of
         Operations			                         8-13
Item 3.		Quantitative and Qualitative
         Disclosures about Market Risk       		14-15


PART II
Item 1.		Legal Proceedings			                 			16
Item 2.		Changes in Securities					             	16
Item 3.		Defaults Upon Senior Securities			     	16
Item 4.		Submission of Matters to a Vote of
		       Security Holders	                   				16
Item 5.		Other Information					                 	16
Item 6.		Exhibits and Reports on Form 8-K			    	16


       		Form 10-Q Signature Page            				17




MNB BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                        September 30,          December 31,
                        1998                   1997
                        (Unaudited)

ASSETS

Cash and cash equivalents:

Cash                    $  4,302,002           $  3,398,451
Interest-bearing
deposits in other
financial institutions     4,700,000              3,300,000
Total cash and cash
equivalents                9,002,002              6,698,451
Investment securities:
Held to maturity at
amortized cost
(estimated fair value of
$2,302,000 and $6,692,000
respectively)              2,308,411              6,669,809
Available-for-sale at
estimated fair
value                     45,730,707             35,409,475
Loans, net                74,414,072             88,724,128
Premises and
equipment, net             2,215,947              2,597,658
Other assets               4,161,283              4,652,570
Total assets           $ 137,832,422          $ 144,752,091


LIABILITIES AND
STOCKHOLDERS' EQUITY

Liabilities:

Deposits               $ 115,694,757          $ 122,208,537
Other borrowings           7,603,486              9,099,379
Accrued expenses, taxes
 and other liabilities     1,484,312              1,168,326

 Total liabilities       124,782,555            132,476,242

 Stockholders' equity:

 Common stock, $.01 par,
 3,000,000 and1,500,000
 shares authorized,
 1,364,230 and 1,284,460
 shares issued and
 outstanding at 1998
 and 1997, respectively       13,642                  12,845
 Additional paid in
 capital                   8,165,553               7,122,795

 Retained earnings         4,878,119               5,341,952

 Unrealized gain on
 investment securities
 available-for-sale,
 net of tax                  255,165                  69,444
 Unearned employee
 benefits                   (262,612)               (271,187)
 Total stockholders'
 equity                   13,049,867              12,275,849
 Total liabilities
 and stockholders'
 equity                $ 137,832,422           $ 144,752,091

See accompanying notes to condensed consolidated financial statements.

MNB BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
                            For the nine months
                            ended September 30,
                            1998           1997

Interest income:

Loans                    $  5,642,154   $  4,398,957
 Investment securities      1,923,880      1,412,354
 Other                        300,497        124,278
 Total interest income      7,866,531      5,935,589
 Interest expense:
 Deposits                   3,860,201      2,901,372
 Borrowed funds               433,243        144,328
 Total interest expense     4,293,444      3,045,700
 Net interest income        3,573,087      2,889,889
 Provision for loan losses     90,000         45,000
 Net interest income after
 provision for loan losses  3,483,087      2,844,889
 Noninterest income:
Fees and service charges      570,294        379,057
Gains on sale of loans        277,906         64,395
Gains (loss) on sale of
 investments                   10,795        (21,309)
Other                          67,139         86,102
Total noninterest income      926,134        508,245
 Noninterest expense:
Compensation and benefits   1,523,875      1,039,456
 Occupancy and equipment      500,814        322,504
 Federal deposit
 insurance premiums            39,907         35,536
 Data processing              109,198         76,964
Amortization                  185,775         80,636
 Advertising                   52,350         59,391
 Professional fees            181,300        112,133
 Stationery, printing
 and office supplies           76,017         55,312
Other                         653,039        449,259
 Total noninterest expense  3,322,275      2,231,191
Earnings before
income taxes                1,086,946      1,121,943
 Income tax expense           333,610        344,320
Net earnings             $    753,336    $   777,623
 Earnings per share
Basic                    $       0.55    $      0.58
Diluted                  $       0.53    $      0.56
 Dividends per share     $     0.1875    $    0.1875


 See accompanying notes to condensed consolidated financial statements.


MNB BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

                            For the three months
                            ended September 30
                            1998            1997

Interest income:
Loans                   $   1,756,392       $   1,509,183
Investment securities         646,463             480,409
Other                          82,544              54,570
Total interest income       2,485,399           2,044,162
Interest expense:
Deposits                    1,223,372             990,464
Borrowed funds                136,567              40,800
 Total interest expense     1,359,939           1,031,264

 Net interest income        1,125,460           1,012,898

 Provision for loan losses     30,000              15,000
 Net interest income
 after provision for
 loan losses                1,095,460             997,898
 Noninterest income:
Fees and service charges      171,063             124,762
Gains on sale of loans        107,606              42,561
 Loss on sale of investments        -             (14,425)
Other                          23,861              19,618
 Total noninterest income     302,530             172,516
 Noninterest expense:
Compensation and benefits     484,878             368,178
 Occupancy and equipment      161,315             120,028
Federal deposit
insurance premiums              8,361              11,633
 Data processing               31,038              25,102
 Amortization                  60,129              26,180
 Advertising                   21,439              17,394
 Professional fees             70,514              33,677
 Stationery, printing
 and other supplies            15,919              15,493
 Other                        224,764             149,144
 Total noninterest expense  1,078,357             766,829

 Earnings before
 income taxes                 319,633             403,585
 Income tax expense           125,803             119,125
 Net earnings          $      193,830      $      284,460
 Earnings per share
 Basic                 $         0.14      $         0.21
 Diluted               $         0.14      $         0.20
 Dividends per share   $       0.0625      $       0.0625

 See accompanying notes to condensed
 consolidated financial statements.


MNB BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                  For the nine months
                                  ended September 30,
                                  1998           1997

NET CASH PROVIDED BY
OPERATING ACTIVITIES           $  2,260,820    $  253,924
 INVESTING ACTIVITIES
Net decrease (increase)
 in loans                        10,230,550    (1,712,470)
Maturities and prepayments
 of investments held
 to maturity                      3,667,504     3,758,946
 Maturities and prepayments of
 investments available for sale   9,854,520     3,462,291
Purchase of investments
 available for sale             (20,438,296)   (8,178,591)
Proceeds from sale of
investment securities
available for sale                1,228,736     2,582,280
Proceeds from sales of
foreclosed assets                    70,515        53,300
Net cash used to purchase insurance
 agency                                   -       (30,000)
Net proceeds from Beloit Sale       973,283             -
Purchases of equipment and
building improvements              (158,494)     (291,539)
Net cash provided by (used in)
 investing activities             5,428,318      (355,783)

FINANCING ACTIVITIES
FHLB advances and
 other borrowings (net)            (964,284)     (800,000)
Net increase (decrease)
 in deposits                     (3,724,657)    1,390,450
Net decrease in securities sold
under agreement to repurchase      (523,032)            -
Issuance of common stock under
stock plan                           75,013        31,306
Cash dividends paid on
 common stock                      (248,627)     (239,977)
Net cash provided by (used in)
 financing activities            (5,385,587)      381,779
 Net increase in cash and
cash equivalents                  2,303,551       279,920
 Cash and cash equivalents at
 beginning of period              6,698,451     4,570,159
 Cash and cash equivalents
 at end of period             $   9,002,002  $  4,850,079

Supplemental disclosure of cash flow information
Cash paid during period
 for interest                 $   4,267,000  $  3,112,000
Cash paid during period
 for taxes                    $     838,000  $    347,000

Supplemental disclosure of noncash
 investing and financing activities:
Conversion of loans
 to real estate owned         $      10,000            -

See accompanying notes to condensed
 consolidated financial statements.


MNB BANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.	Interim Financial Statements
	The condensed consolidated financial statements of MNB Bancshares, Inc. (the "Company") and subsidiaries have been prepared in accordance with the instructions to Form 10-Q. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Form
 10-K for the year ended December 31, 1997, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The December 31, 1997 condensed consolidated balance sheet has been derived from the audited balance sheet as of that date. The results of interim periods ended September 30, 1998 are not necessarily indicative of the results expected for the year ending December 31, 1998.

2. Earnings Per Share
 Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share include the effect of all potential common shares outstanding during each period. Earnings per share presented for 1997 have been adjusted to give effect to the 5% stock dividends paid by the Company in 1998 and the two-for-one stock split paid on February 9, 1998.

 The shares used in the calculation of basic and diluted income per share are shown below:

                       For the three months    For the nine months
                       ended September 30,     ended September 30,
                       1998          1997      1998          1997
Weighted
 average common
 shares outstanding     1,364,230   1,343,064   1,359,523   1,342,347
Stock options              52,700      56,944      54,180      50,063
Total                   1,416,930   1,400,008   1,413,703   1,392,410

3. Acquisition
 On December 31, 1997, the Company acquired 100% of the outstanding common stock of Freedom Bancshares, Inc., Osage City, Kansas ("Freedom"), the holding company for Citizens State Bank, Osage City ("Citizens"), with a branch in Beloit, Kansas. Subsequently, Security National Bank and Citizens State Bank were merged. Consolidated assets acquired in this transaction were approximately $43 million. This acquisition, which was accounted for using the purchase method of accounting, resulted in goodwill of approximately $2.3 million. On June 5, 1998, the Company sold the Beloit, Kansas branch, resulting in a premium, net of tax, of $119,666. This premium offset previous goodwill related to the acquisition. Total assets and liabilities sold were $3.7 million and $2.8 million respectively.

 Proforma revenues, net earnings and diluted earnings per share amounts, as if the Freedom acquisition and subsequent disposition of the Beloit branch, had been consummated January 1, 1997, are as follows:

                                      Nine months ended
                                      September 30,
                                          1997
Net interest income plus
  Other income                           $4,411,392
Net earnings                                809,073
Diluted earnings per share                     0.58

4.	Comprehensive Income	The Company adopted SFAS No. 130,
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

                                  For the nine months
                                  ended September 30,
                                  1998          1997

Net income                      $ 753,336     $ 777,623
Change in unrealized
security gain, net                185,721        64,501
Comprehensive income              939,057       842,154
</TABLE)

5. Impact of Accounting Standards
 In January, 1997, the Company adopted SFAS No. 127, "Deferral of the
 Effective Date of Certain Provisions of SFAS No. 125". SFAS No. 125 provided consistent standards for distinguished transfers of financial assets that are sales from transfers that are secured borrowings.
 The adoption of SFAS No. 127 did not have a material effect on the Company's financial statements.

 The Financial Accounting Standards Board ("FASB") issued SFAS No. 133,
 Accounting for Derivative Instruments and Hedging Activities", in
 June 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes adoption of SFAS No. 133 will not have a material effect on the Company's financial position or results of operations, nor will adoption require additional capital resources.


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

	On December 31, 1997, the Company acquired Freedom Bancshares, Inc.,
 Osage City, Kansas ("Freedom"), the holding company for Citizens
 State Bank, Osage City ("Citizens"), with a branch in Beloit, Kansas.
 Consolidated assets acquired in this transaction were approximately
 $43 million. This acquisition, which was accounted for using the purchase method of accounting, resulted in goodwill of approximately
 $2.3 million. Accordingly, the consolidated operating results of the Company for the three and nine months ended September 30, 1998 include Citizens from the date of acquisition. On June 5, 1998, the Company sold the Beloit branch.

	Net earnings for the first nine months of 1998 decreased to $753,336 compared to $777,623 for the first nine months of 1997. This decrease in net earnings is the result of a decrease in loans outstanding related to increased levels of home mortgage refinancing resulting from lower interest rates. Additionally, expenses have increased due to the acquisition of Freedom, along with new personnel and Year 2000 expenses.
 Net interest income after provision for loan losses increased $638,198, or 22.4%, to $3,483,087. Gains on sale of loans increased 331.6%, or $213,511, to $277,906; and non-interest expense increased $1,091,084 or 48.9%, to $3,322,275. Gains on sale of loans resulted from increased loan origination due to refinancings.

	Net earnings for the third quarter of 1998 decreased to $193,830 compared to $284,460 in the same period in 1997. Net interest income after provision for loan losses increased from $997,898 to $1,095,460, or 9.8%, during this period. Total noninterest income increased $130,014 or 75.4% from $172,516 to $302,530. This was offset by an increase of $311,528 or 40.6% in noninterest expense. This increase was a result of the acquisition, along with Year 2000 expenses of $35,000, some of which were accrued and will be paid during the fourth quarter of 1998.

	Interest Income. Interest income increased by $1,930,942, or 32.5%, to $7.9 million during the first nine months of 1998. This increase was the result of an increase in interest on loans of 28.3%, or $1,243,197 to $5.6 million from $4.4 million, and interest on investment securities of $511,526, or 36.2% to $1.9 million. The acquisition was the primary reason for the increased interest income. Interest income on other investments increased substantially from $124,278 to $300,497 or 141.8% as a result of an increase in funds available for short-term overnight interest bearing deposits.

	Interest income for the third quarter of 1998 increased by $441,237, or 21.6%, compared to the same period of 1997. Interest income on loans increased $247,209 to $1.8 million from $1.5 million, or 16.4% and interest income from investment securities increased $166,054, or 34.6%, to $646,463. Other interest income increased $23,974, or 43.9%, from $54,570 to $82,544. These increases were largely due to the acquisition.

	Interest Expense. Interest expense increased from $3.0 million in the third quarter of 1997 to $4.3 million in the third quarter of 1998, or 41.0%. Deposit interest expense increased 33.1% to $3.9 million compared to $2.9 million for 1997. Interest expense on borrowings, consisting of advances from the Federal Home Loan Bank of Topeka (the "FHLB") and funds borrowed for the acquisition of Freedom increased $288,915, or 200.2% during this time period.
 The increased expense on deposits was a result of the acquisition.
 Interest on borrowed funds increased as a result of the funds borrowed for the acquisition and the liabilities assumed.

	Interest expense for the third quarter of 1998 increased slightly from $1.0 million to $1.4 million from the third quarter of 1997. Deposit interest expenses increased $232,908, or 23.5%, to $1.2 million. Interest on borrowed funds increased $95,766 from $40,800 to $136,567 or 66.4%. These increases were a result of the acquisition of Freedom.

	Provision for Loan Losses. A provision for loan losses of $90,000 for the first nine months of 1998 was made, compared to $45,000 in 1997.
 The increased provision was primarily the result of the acquisition.
 At September 30, 1998, the allowance for loan losses was $1,351,399, or 1.8% of gross loans outstanding, compared to $869,104, or 1.3%, at September 30, 1997. The acquisition of Freedom increased the allowance by $461,389. The allowance for loan losses was $1.3 million at December 31, 1997, or 1.5% of gross loans outstanding.

	Following review and analysis of the loan portfolio at the end of the third quarter in 1998, management believes that the reserve is adequate.
 Included in the analysis was a special reserve allocation on $28 million of selected commercial loans which are considered as possible
 Year 2000 credit risks. Based upon the results and conclusions drawn from the review and analysis of the allowance for loan losses, it was determined that no provision will be required during the fourth quarter of 1998. This analysis will continue and changes will be made if circumstances warrant.

	Noninterest Income. Noninterest income increased $417,889, or 82.2%, for the first nine months of 1998. Fees and service charge income increased from $379,057 to $570,294, or by 50.5%. Gains on sale of loans increased $213,511, or 331.6% to $277,906. A loss on sale of investment securities available for sale of $21,309 was incurred in 1997 compared to a gain of $10,795 in 1998 as the Company sought to reposition its portfolio. There was a decrease in other noninterest income of $18,963, or 22.0%, to $67,139. The gain on sale of loans was a result of increased loan originations due to refinancing because of lower interest rates. The increase in fees and service charge income was primarily a result of the acquisition. The decrease in other noninterest income was due to a gain on the sale of real estate owned of $30,016 in 1997.

	Noninterest income for the third quarter of 1998 compared to 1997 increased $130,014, or by 75.4%. Fees and service charges increased
 $46,301, or 37.1%, to $171,063. Gains on sale of loans increased 152.8% from $42,561 to $107,606. This increase in gains on sale of loans was also a result of increased refinancing due to lower interest rates.
 Losses on sale of investment securities of $14,425 were incurred during 1997. Other income increased slightly from $19,618 to $23,681, or by 20.7%.

	Noninterest Expense. Noninterest expense increased to $3.3 million for the first nine months of 1998. This large increase was due in part to the acquisition. Amortization increased 130.4% from $80,636 to $185,775 as a result of the acquisition. Compensation and benefits increased 46.6% from $1.0 million to $1.5 million along with occupancy and equipment expense which increased $178,310 to $500,814, both primarily as a result of the acquisition. Professional fees increased $69,167 from $112,133 to $181,300 as a result of the acquisition, expenses related to Year 2000 issues and fees incurred for professional services used for acquiring new personnel.
 Other operating expense increased 45.4% to $653,039 due primarily to the acquisition.

	Total noninterest expense increased 40.6% to $1.1 million for the third quarter of 1998. This was due in part to the acquisition.
 Amortization expenses increased $33,949 or 129.7% as a result of the acquisition, along with compensation and benefits and occupancy and equipment which increased $116,700 and $41,287 respectively.
 Professional fees increased $36,837 or 109.1% due mainly to Year
 2000 issues and professional services for acquiring new personnel.
 Other operating expenses increased to $224,764 from $149,144 due to the acquisition.

	Asset Quality and Distribution.  The Company's total assets were
 $137.8 million at September 30, 1998 compared to $144.8 million at December 31, 1997. This decrease was partially a result of the sale of the Beloit branch, which was completed June 5, 1998. Additionally, loans outstanding for 1-4 family homes decreased due to the refinancing and sale of those loans to the secondary market. The Company's primary ongoing sources of funds are deposits, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities.
 While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition, and the restructuring of the financial services industry.

	The primary investing activities of the Company are the origination of loans and the purchase of investment securities. During the first nine months of 1998, the Company originated mortgage loans in the amount of $37.5 million compared to $19.1 million during the first nine months of 1997. Generally, the Company originates fixed rate residential mortgage loans for immediate sale and does not warehouse loans to speculate on interest rates. During the first nine months of 1998, the Company originated consumer and commercial non-mortgage loans of $12.7 million compared to $16.8 million during the same time period for 1997.
 Originations in 1997 included one credit in the amount of $5.0 million.

	Management believes that the quality of the loan portfolio continues to be strong. As of September 30, 1998, eight real estate loans were more than 30 days past due, with a total balance of $721,165, which was 1.0% of total loans outstanding. Additionally, four residential mortgage loans totaling $126,883 were on non-accrual status as of September 30, 1998. Excluding guaranteed student loans, there were fourteen consumer loans in the amount of $64,431, or 0.1% of the portfolio over 30 days past due and three on non-accrual with a balance of $3,117. Three commercial loans totaling $55,354, or 0.1% of the total loan portfolio, were past due over 30 days.
 One commercial loan with a balance of $13,689 was on non-accrual.
 At September 30, 1998, the Company had outstanding loan commitments of $13.3 million. Management of the Company believes sufficient funds will be available to meet existing loan commitments.

	During the nine months ended September 30, 1998 the Company purchased available for sale securities in the amount of $20.4 million.
 These purchases were funded primarily by deposits, proceeds from the sale of fixed rate mortgage loans totaling $24.6 million, and maturing securities.

	Liability Distribution. At September 30, 1998, total deposits decreased $6.5 million from December 31, 1997 with the sale of the Beloit branch making up $2.8 million of this amount along with an additional approximately $3.0 million in public funds withdrawn just prior to the sale. Borrowings decreased $1.5 million as FHLB advances were paid in full as they matured and quarterly payments were made on others. In addition, $250,000 was paid on funds borrowed for the acquisition and there was a decrease of $523,032 in securities sold under agreement to repurchase.

	Checking and NOW accounts at the end of the first nine months of 1998 totaled $32.7 million, or 28.3% of deposits, compared to $34.2 million,
 or 28.0% of deposits at December 31, 1997.   Money market deposit accounts
 were 14.2% of the portfolio and totaled $16.4 million, compared to $18.7 million at December 31, 1997 and savings accounts totaled $10.8 million compared to $6.8 million at December 31, 1997.  Certificates of deposit were $55.8 million, or 48.2% of the portfolio compared to $62.4 million, or 51.0% at December 31, 1997.  The decreases were primarily due to the sale of the Beloit branch.

	Liquidity. The Company's most liquid assets are cash and cash equivalents and investment securities available for sale. The level of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At September
 30, 1998, and December 31, 1997, these liquid assets totaled $54.7 million and $42.1 million, respectively. During periods in which the Company is not able to originate a sufficient amount of loans and/or periods of high principal prepayments, the Company increases its liquid assets by investing in short-term U.S. Government and agency securities or high grade municipal securities.

	Liquidity management is both a daily and long-term function of management's strategy. Excess funds are generally invested in short-term investments. In the event the Company requires funds beyond its ability to generate them internally, additional funds are available through the use of FHLB advances, a line of credit with the FHLB or through sales of securities. At September 30, 1998, the Company had outstanding FHLB advances of $4.7 million and no borrowing was outstanding on its $15 million line of credit with the FHLB. Additionally, the Company has guaranteed a loan made to the Company's Employee
 Stock Ownership Plan (the "ESOP"), with an outstanding balance of $262,612 at September 30, 1998, to fund the ESOP's purchase of shares in the Company's 1993 common stock offering. The total borrowings by the Company were $7.6 million at September 30, 1998, which included
 $2.6 million borrowed by the Company for the acquisition of Freedom, compared to $9.1 million at December 31, 1997.

	Capital. The Federal Reserve Board has established capital requirements for bank holding companies which generally parallel the capital requirements for national banks under the Office of the Comptroller of the Currency (the "OCC") regulations. The regulations provide that such standards will generally be applied on a bank-only basis (rather than a consolidated basis) in the case of a bank holding company with less than $150 million in total consolidated assets, such as the Company.
 The Company's total capital of $13.0 million at September 30, 1998 was, however, well in excess of the Federal Reserve Board's consolidated capital requirements.

	At September 30, 1998, the Bank continued to maintain a sound Tier 1 capital ratio of 9.32% and a risk based capital ratio of 18.30%. As shown by the following table, the Bank's capital exceeded the minimum capital requirements: (dollars in thousands):


                       						  September 30, 1998
		                      	Amount	         Percent	            Required
Tier 1 Capital	       		 $12,849	        	9.32%	              4.0%
Risk Based Capital  	     13,791 	       18.30%               8.0%


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

	Recent Regulatory Developments/Year 2000. The federal banking regulators recently issued guidelines establishing minimum safety and soundness standards for achieving Year 2000 compliance. The guidelines, which took effect October 15, 1998 and apply to all FDIC-insured depository institutions, establish standards for developing and managing Year
 2000 project plans, testing remediation efforts and planning for contingencies. The guidelines are based upon guidance previously issued by the agencies under the auspices of the Federal Financial
 Institutions Examination Council (the "FFIEC"), but are not intended to replace or supplant the FFIEC guidance which will continue to apply for all federally insured depository institutions.

	The guidelines were issued under section 39 of the Federal Deposit Insurance Act, as amended (the "FDIA"), which requires the federal banking regulators to establish standards for the safe and sound operation of federally insured depository institutions. Under section
 39 of the FDIA, if an institution fails to meet any of the standards established in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Such an order is enforceable in court in the same manner as a cease and desist order. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. In addition to the enforcement procedures established in section 39 of the FDIA, noncompliance with the standards established by the guidelines may also be grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

	Year 2000. The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's data processing provider and purchased software which is run on in-house computer networks. In 1997, the Company established a committee and initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000.

	The Company's data processing provider and those vendors providing mission critical systems and software which have been contacted have indicated that they expect their hardware and/or software will be Year 2000 compliant by the end of 1998. This will allow time for compliance testing. Testing of the Mission Critical systems and software will be substantially completed by December 31, 1998 with all final testing done by March 31, 1999. Additionally, alarms, elevators, heating and cooling systems, and other computer-controlled mechanical devices on which the Company relies have been evaluated and no significant problems are anticipated with such systems.

	While there will be expenses incurred during the next two years, the Company has not identified any situations at this time that it anticipates will require material expenditures in order to become fully compliant.
 It is currently estimated that costs could be approximately $150,000, although this number could vary significantly based upon the results of testing and other factors. In the event utility companies services to the Company are significantly curtailed or interrupted, it would have an adverse effect on the Company's ability to conduct its business. However, the Year 2000 problem is pervasive and complex and can potentially affect any computer process. Accordingly, no assurance can be given that Year 2000 compliance can be achieved without additional unanticipated expenditure and uncertainties that might affect future financial results.

	An analysis has been done for the Company's borrowing customers and the Company has initiated a program to visit with those identified to communicate with key bank customers to ensure they are properly prepared for the Year 2000 and do not anticipate that they will suffer serious adverse consequences. This same analysis has been performed for large depositors and funds providers.

	A contingency and business resumption plan has been developed for the Company to provide for reducing the business interruption of normal business operation in the event of a Y2K-related failure. This plan continues to be evaluated and revised if necessary, based on testing results and vendor notifications.


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


                        $ change in net interest   % of net
Scenario                income                     int. income

200 basis points rising     $(18,600)              (4.13%)
200 basis points falling    $(15,300)              (3.41%)


	The Company believes that no significant changes in its interest rate sensitivity position have occurred since June 30, 1998. The Company also believes it is appropriately positioned for future interest rate movements, although it may experience some fluctuations in net interest income due to short term timing differences between the repricing of assets and liabilities.

	Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995. This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Report Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be place on such statements. Further information concerning the company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.


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

NONE

ITEM 5.  OTHER INFORMATION.

NONE

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K.

         A.  Exhibits
             Exhibit 27.  Financial Data Schedule.

         B.  Reports on Form 8-K

             NONE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MNB BANCSHARES, INC.

Date:  November 13, 1998 /s/Patrick L. Alexander
                            President and Chief Executive Officer

Date:  November 13, 1998 /s/Susan E. Roepke
                            Vice President, Secretary, Treasurer
                            and Chief Financial Officer