Form 10-K
period 1998-12-31
MNB BANCSHARES INC
filed 1999-03-31
CIK 891284

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 21549

FORM 10-K

X ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934 (FEE
REQUIRED)

For fiscal year ended December 31, 1998
OR

TRANSITION REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934 (NO FEE
REQUIRED)
For transition period from 		 to

Commission File Number 0-21878

MNB BANCSHARES, INC.
(Exact name of Registrant as specified in its charter)

Delaware									48-1120026
(State or other jurisdiction
(I.R.S. Employer
Identification Number)
of incorporation or organization)

800 Poyntz Avenue, Manhattan, Kansas
66505 (Address of principal executive offices)
(Zip Code)

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

  Yes   X    No ___

	Indicate by check mark if disclosure of
delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this form 10-K. [ ]

	The aggregate market value of voting
common stock of Registrant held by non-
affiliates as of March 29, 1999 was
$8,922,563.*  At March 29, 1999, the total
number of shares of common stock outstanding was 1,367,976.

Documents incorporated by Reference:

	Portions of the 1998 Annual Report to
Stockholders for the fiscal year ended
December 31, 1998, are incorporated by
reference into Parts I and II hereof, to the extent indicated herein. Portions of the Proxy Statement for the Annual Meeting of
Stockholders to be held May 19, 1999, are incorporated by reference in Part III hereof, to the extent indicated herein.

*	Based on the last reported price of
actual transactions in Registrant's common stock on March 29, 1999, and reports of beneficial ownership prepared by all directors, executive officers and beneficial owners of more than 5% of the outstanding shares of common stock of Registrant;
however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of common stock of Registrant.

MNB BANCSHARES, INC.

1998 Form 10-K Annual Report

Table of Contents

PART I

ITEM 1.	BUSINESS		  1

ITEM 2.	PROPERTIES		20

ITEM 3.	LEGAL PROCEEDINGS		20

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF
SECURITY 	HOLDERS		20

ITEM 5.	MARKET FOR THE COMPANY'S COMMON
STOCK AND 	RELATED STOCKHOLDER MATTERS		20

ITEM 6.	SELECTED FINANCIAL DATA		20

ITEM 7.	MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
	21

ITEM 8.	FINANCIAL STATEMENTS AND
SUPPLEMENTAL DATA		21

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
	21

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS
OF THE REGISTRANT		21

ITEM 11.	EXECUTIVE COMPENSATION		22

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT		22

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS		22

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT
SCHEDULES, AND REPORTS ON FORM 8-K		22

SIGNATURES			24

PART I.

ITEM 1.	BUSINESS

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

	On April 1, 1995, the Company acquired
all of the issued and outstanding stock of Auburn Security Bancshares, Inc. ("Auburn"), which had consolidated assets of approximately $20 million. Auburn was a one-bank holding company which owned 99% of the outstanding stock of Security State
Bank, Auburn, Kansas. Subsequent to the acquisition, the Company acquired all of the remaining stock of Security State Bank. On
December 31, 1995, the Company merged and consolidated Manhattan National Bank and
Security State Bank into Security National
Bank. In May, 1997, a de novo branch was opened in Topeka, Kansas. On December 31,
1997, the Company acquired Freedom
Bancshares, Inc., Osage City, Kansas
("Freedom"), the holding company for
Citizens State Bank, Osage City, Kansas
("Citizens"), with a branch in Beloit,
Kansas. Consolidated assets acquired in this transaction were approximately $43 million. On June 5, 1998, the Company sold the Beloit, Kansas branch.

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

	The Company's executive office is
located at 800 Poyntz Avenue, Manhattan,
Kansas 66505.  Its telephone number is (785)
565-2000.

Market Area

	The Bank's home office is located at
800 Poyntz Avenue, Manhattan, Kansas, with branches located at 1741 N. Washington, Auburn, Kansas; 6100 SW 21st Street, Topeka,
Kansas, and 102 S 6th, Osage City, Kansas.
Manhattan is located in east central Kansas, approximately 45 miles west of Topeka.
Manhattan is the county seat and largest city in Riley County. Over the past decade, Riley County has experienced population and household growth at an annual rate which is slightly higher than the growth rates for Kansas in general. Auburn is located ten miles southwest of Topeka and in an area experiencing the growth and expansion of the metropolitan Topeka area. Topeka is the state capital. Osage City is approximately
30 miles south of Topeka and has a
population of 2,700.

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

Competition

	The Bank faces strong competition both
in attracting deposits and making real
estate and other loans. Its most direct competition for deposits comes from commercial banks and other savings institutions located in its principal market areas of Riley, Osage, Pottawatomie and Shawnee Counties, including many large financial institutions which have greater financial and marketing resources available to them. The ability of the Bank to attract and retain deposits generally depends on its ability to provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities. The Bank competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers.
Additionally, competition may increase as a result of the continuing reduction on restrictions on the interstate operations of financial institutions. Pursuant to federal legislation which took effect on September
25, 1995, the Federal Reserve Board may
allow a bank holding company to acquire
banks located in any state in the United
States without regard to geographic
restrictions or reciprocity requirements imposed by state law, but subject to certain conditions, including certain deposit concentration limits. See "Supervision and
Regulation - The Company - Investments and
Activities." Further, pursuant to a federal statute which took effect on June 1, 1997, banks are able to establish branch offices in other states. See "Supervision and Regulation - The Bank - Branching
Authority."

Employees

	At December 31, 1998, the Bank had a
total of 66 employees (54 full time
equivalent employees). The Company has no direct employees. Employees are provided with a comprehensive benefits program, including basic and major medical insurance, life and disability insurance, sick leave, an employee stock ownership plan and a 401(k) profit sharing plan. Employees are not represented by any union or collective bargaining group and the Bank considers its employee relations to be good.

SUPERVISION AND REGULATION

General

	Financial institutions and their
holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Office of the Comptroller of the Currency (the "OCC"), the Board of
Governors of the Federal Reserve System (the
"Federal Reserve"), the Federal Deposit
Insurance Corporation (the "FDIC"), the
Internal Revenue Service and state taxing authorities and the Securities and Exchange
Commission (the "SEC"). The effect of
applicable statutes, regulations and
regulatory policies can be significant, and cannot be predicted with a high degree of certainty.

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

	The following is a summary of the
material elements of the regulatory
framework that applies to the Company and its subsidiaries. It does not describe all of the statutes, regulations and regulatory policies that apply to the Company and its subsidiaries, nor does it restate all of the requirements of the statutes, regulations and regulatory policies that are described.
As such, the following is qualified in its entirety by reference to the applicable statutes, regulations and regulatory policies. Any change in applicable law, regulations or regulatory policies may have a material effect on the business of the Company and its subsidiaries.

Recent Regulatory Developments

	Pending Legislation.  Legislation has
been introduced in the Congress that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. The expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed.
At this time, the Company is unable to
predict whether the proposed legislation will be enacted and, therefore, is unable to predict the impact such legislation may have on the Company and the Bank.

The Company

	General.  The Company, as the sole
shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended
(the "BHCA").  In accordance with Federal
Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The
Company is also required to file with the Federal Reserve periodic reports of the Company's operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.

	Investments and Activities.  Under the
BHCA, a bank holding company must obtain
Federal Reserve approval before:  (i)
acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after the acquisition, it would own or control more than 5% of the shares of the other bank or bank holding company (unless it already owns or controls the majority of such shares);
(ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company. Subject to certain conditions
(including certain deposit concentration limits established by the BHCA), the Federal
Reserve may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located.
In approving interstate acquisitions,
however, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located
(provided that those limits do not
discriminate against out-of-state depository institutions or their holding companies) and state laws which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

	The BHCA also generally prohibits the
Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the Federal Reserve, the Company and its non-bank subsidiaries are permitted to engage in a variety of banking-related businesses, including the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

	Federal law also prohibits any person
or company from acquiring "control" of a bank or a bank holding company without prior notice to the appropriate federal bank regulator. "Control" is defined in certain cases as the acquisition of 10% of the outstanding shares of a bank or bank holding company.

	Capital Requirements.   Bank holding
companies are required to maintain minimum levels of capital in accordance with Federal
Reserve capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

	The Federal Reserve's capital
guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets.
The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others.
For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the company's allowance for loan and lease losses.

	The risk-based and leverage standards
described above are minimum requirements.
Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal
Reserve's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

	Under the Federal Reserve's guidelines,
the capital standards described above apply on a consolidated basis to bank holding companies that have more than $150 million in total consolidated assets, but generally apply on a bank-only basis to bank holding companies that, like the Company, have less than $150 million in total consolidated assets. Nevertheless, as of December 31, 1998, the Company's total capital of $13.2 million is well in excess of the Federal
Reserve Board's consolidated minimum capital requirements.

	Dividends.   The Delaware General
Corporation Law (the "DGCL") allows the
Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, the
Federal Reserve has issued a policy
statement with regard to the payment of cash dividends by bank holding companies. The policy statement provides that a bank holding company should not pay cash dividends which exceed its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

	Federal Securities Regulation.  The
Company's common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange
Act.

The Bank

	General.  The Bank is a national bank,
chartered by the OCC under the National Bank
Act.  The Bank is a member of the FDIC's
Bank Insurance Fund ("BIF") (but a portion of its deposits are deemed to be insured by the FDIC's Savings Association Insurance
Fund ("SAIF")). The Bank is also a member of the Federal Reserve System. As a federally-insured national bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC, as the chartering authority for national banks, and the FDIC, as administrator of the BIF and the SAIF. The Bank is also a member of the Federal Home Loan Bank System, which provides a central credit facility primarily for member institutions.

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

	During the year ended December 31,
1998, BIF and SAIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning
January 1, 1999, BIF and SAIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

	The FDIC may terminate the deposit
insurance of any insured depository
institution if the FDIC determines, after a hearing, that the institution (i) has engaged or is engaging in unsafe or unsound practices, (ii) is in an unsafe or unsound condition to continue operations or (iii) has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC.
The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital.
Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.

	FICO Assessments.  Since 1987, a
portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the Financing Corporation
("FICO").  FICO was created in 1987 to
finance the recapitalization of the Federal
Savings and Loan Insurance Corporation, the
SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both
SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations.
These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of the FICO assessments made against SAIF members.
Between January 1, 2000 and the final
maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. During the year ended December 31, 1998, the FICO assessment rate for SAIF members ranged between approximately 0.061% of deposits and approximately 0.063% of deposits, while the FICO assessment rate for BIF members ranged between approximately 0.012% of deposits and approximately 0.013% of deposits. During the year ended December 31, 1998, the Bank paid FICO assessments totaling $51,000.

	Supervisory Assessments.  All national
banks are required to pay supervisory
assessments to the OCC to fund the
operations of the OCC. The amount of the assessment is calculated using a formula which takes into account the bank's size and its supervisory condition (as determined by the composite rating assigned to the bank as a result of its most recent OCC examination). During the year ended
December 31, 1998, the Bank paid supervisory assessments to the OCC totaling $47,000.

	Capital Requirements.  The OCC has
established the following minimum capital standards for national banks, such as the
Bank: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the Federal Reserve's capital guidelines for bank holding companies (see
"--The Company--Capital Requirements").

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

	During the year ended December 31,
1998, the Bank was not required by the OCC to increase its capital to an amount in excess of the minimum regulatory requirement. As of December 31, 1998, the
Bank exceeded its minimum regulatory capital requirements with a leverage ratio of 9.14% and a risk-based capital ratio of 17.35%.

	Federal law provides the federal
banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions.
The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized,"
"significantly undercapitalized" or
"critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the institution to submit a capital restoration plan;
limiting the institution's asset growth and restricting its activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions between the institution and its affiliates;
restricting the interest rate the
institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed;
prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt;
and ultimately, appointing a receiver for the institution. As of December 31, 1998, the Bank was "well capitalized", as defined by OCC regulations.

	Dividends.  The National Bank Act
imposes limitations on the amount of
dividends that may be paid by a national bank, such as the Bank. Generally, a national bank may pay dividends out of its undivided profits, in such amounts and at such times as the bank's board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year which, in the aggregate, exceed the bank's year-to-date net income plus the bank's retained net income for the two preceding years.

	The payment of dividends by any
financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 1998. Further, the Bank may not pay dividends in an amount which would reduce its capital below the amount required for the liquidation account established in connection with the Bank's conversion from the mutual to the stock form of ownership in 1993. As of December 31, 1998, approximately $.7 million was available to be paid as dividends to the Company by the Bank. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by the Bank if the OCC determines such payment would constitute an unsafe or unsound practice.

	Insider Transactions.  The Bank is
subject to certain restrictions imposed by federal law on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

	Safety and Soundness Standards.  The
federal banking agencies have adopted
guidelines which establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In addition, in October 1998, the federal banking regulators issued safety and soundness standards for achieving Year 2000 compliance, including standards for developing and managing Year
2000 project plans, testing remediation
efforts and planning for contingencies.

	In general, the safety and soundness
guidelines prescribe the goals to be
achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances.
Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

	Branching Authority.  National banks
headquartered in Kansas, such as the Bank, have the same branching rights in Kansas as banks chartered under Kansas law. Kansas law grants Kansas-chartered banks the authority to establish branches anywhere in the State of Kansas, subject to receipt of all required regulatory approvals.

	Under the Riegle-Neal Interstate
Banking and Branching Efficiency Act of 1994
(the "Riegle-Neal Act"), both state and
national banks are allowed to establish
interstate branch networks through
acquisitions of other banks, subject to
certain conditions, including certain
limitations on the aggregate amount of
deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allowed individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Kansas law permits interstate mergers to the extent authorized by the Riegle-Neal Act, so long as any Kansas bank involved has been in existence and operation for at least five years.

	Federal Reserve System.  Federal
Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $46.5 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $46.5 million, the reserve requirement is $1.395 million plus 10% of the aggregate amount of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances are exempted from the reserve requirements.
These reserve requirements are subject to annual adjustment by the Federal Reserve.
The Bank is in compliance with the foregoing requirements.

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

	The average balance sheets are
incorporated by reference from the Company's
1998 Annual Report to Stockholders (attached as Exhibit 13.1 hereto). The following table describes the extent to which changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities affected the Bank's interest income and expense during the periods indicated. The table distinguishes between (i) changes attributable to rate (changes in rate multiplied by prior volume), (ii) changes attributable to volume (changes in volume multiplied by prior rate), and (iii) net change (the sum of the previous columns).
The net changes attributable to the combined effect of volume and rate, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.


December 1998 vs 1997   December 1997 vs 1996
Inc/(Decr)              Inc/(Decr)
Attributable to         Attributable to
Volume Rate Net         Volume Rate Net
(Dollars in thousands)  (Dollars in thousands)

Interest income:
 Investment securities  $992   $(80)   $912   $14  $70    $84
  Loans                1,429     19   1,448   104   71    175
    Total              2,421    (61)  2,360   118  141    259
Interest expense:
  Deposits            $1,296  $(111)  $1,185 $(31) $22   $(9)
  Other borrowings       334     36      370  (20)  18    (2)
    Total              1,630    (75)   1,555  (51)  40   (11)
Net interest income   $  791  $  14   $  805 $169 $101  $ 270


II.  Investment Portfolio

Investments

Investment Securities. The following table sets forth the carrying value of the investment securities portfolio at the dates indicated.


                      At December 31,
                   1998   1997   1996
                 (Dollars in thousands)

Investment securities:
 U.S. government and agency
 obligations                   $18,062      $ 26,087      $ 16,965
 Mortgage-backed securities     21,121        11,401        11,734
  Municipal bonds                8,690         3,097         2,962
  Bankers' acceptances           1,140           108           491
  FHLB, Federal Reserve,
  and Bankers Bank of
  Kansas stock                   1,638         1,386         1,087
    Total                      $50,651      $ 42,079      $ 33,239


As of December 31, 1998, the carrying value, maturities and the weighted average yields of investment securities were as follows:


                        After One Year       After Five Years
     One Year or Less   Through Five Years   Through Ten Years   Total
     Amount     Yield   Amount       Yield   Amount      Yield   Amount Yield
                          (Dollars in thousands)


U.S. government
and agency
securities  $6,798 5.85% $11,264 5.84%    $-   -   $18,062  5.84%
Mortgage-
backed
securities   1,446 6.44%  19,149 6.07%    527 6.97% 21,122  6.12%
Municipal
bonds          714 6.14%   7,018 5.89%    957 5.89%  8,690  5.97%
Bankers'
acceptances  1,140 5.22%      -    -       -    -    1,140  5.22%
FHLB, Federal
Reserve, and
Bankers Bank of
Kansas stock   444 7.00%      -    -    1,194 7.00%  1,638  7.00%
  Total    $10,542 5.93% $37,431 5.97% $2,678 6.80% $50,651 6.00%

With the exception of U.S. government and federal agency obligations, there were no investment securities of any single issuer the book value of which exceeded 10% of consolidated stockholders' equity at
December 31, 1998.


III.	Loan Portfolio
Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.


                       At December 31
                1998               1997               1996
                   Percent of         Percent of         Percent of
           Amount  Total      Amount  Total      Amount  Total
                         (Dollars in thousands)
Real estate loans:
Residential 1-4 family(1) $25,814 34.39%  $37,218 41.95%  $33,677 53.84%
Multi-family               $4,355  5.80     4,758  5.36     4,271  6.83
Commercial real estate(2) $21,118 28.14    20,713 23.35    10,041 16.05
Total real estate loans   $51,287 68.33    62,689 70.66    47,989 76.72
Consumer loans             $5,818  7.75     6,357  7.16     4,696  7.51
Commercial non-real
estate loans              $17,131 22.83    18,305 20.63     7,410 11.42
Student loans              $2,388  3.18     2,887  3.25     3,709  5.93
Less:
Unearned fees,
discounts and premiums         88  0.12       120  0.18       151  0.24
Undisbursed loan fund         191  0.25        59  0.01        14  0.02
Allowance for loan losses   1,292  1.72     1,335  1.51       820  1.32
Total loans              $75,053 100.00%  $88,724100.00%  $62,549 100.00%

(1)	Includes loans held for sale totaling
$756,000, $744,000 and $180,000 at December
31, 1998, 1997 and 1996, respectively.

(2)	Includes construction loans totaling
$3,569,000, $2,162,000 and $2,706,000 at
December 31, 1998, 1997 and 1996
respectively.


	The following table sets forth the
contractual maturities of loans at December
31, 1998.  The table does not include
unscheduled prepayments.


At December 31, 1998
(Dollars in thousands)

   Up to     After 1    After 3    After 5     10 through  Beyond
   1 year    to 3 years to 5 years to 10 years 20 years    20 years   Total


Real Estate loans $5,587  $2,716 $3,000 $10,240  $22,664  $7,080  $51,287
Other loans        9,662   6,415  6,009   2,890      361     -     25,337
Total           $ 15,249  $9,131 $9,009 $13,130  $23,025  $7,080  $76,624
Less:
Unearned
discounts
and
deferred
loan fees                                                             88
Undisbursed
loan funds                                                           191
Allowance
for loan
losses                                                             1,292
Loans, net                                                      $ 75,053


	The following table sets forth at
December 31, 1998 the dollar amount of all loans due after December 31, 1999 and whether such loans had fixed interest rates or adjustable interest rates:


              Fixed   Adjustable   Total
                (Dollars in thousands)

Real Estate loans $13,496     $28,204       $45,700
Other loans        10,874       4,801        15,675
Total             $24,370     $33,005       $61,375


Nonperforming Assets. The following table sets forth information with respect to nonperforming assets, including non-accrual loans and real estate acquired through foreclosure or by deed in lieu of foreclosure ("real estate owned"). Under the original terms of the Bank's non-accrual loans at December 31, 1998, interest earned on such loans during the year ended December
31, 1998 would not have been significantly different than reported. For each year shown, the Company had no loans greater than 90 days past due which were still accruing interest.


                            At December 31,
                 1998   1997   1996   1995   1994
                        (Dollars in thousands)


Total non-
accrual loans   $144   $172    $140    $39    $209
Real estate
owned ("REO")      -    125      27      5      51
Total
nonperforming
assets          $144   $297    $167    $44    $260
Nonperforming
assets to total
adjusted loans  0.19%  0.34%  0.27%   0.07%  0.50%
Nonperforming
assets to
total assets    0.11%  0.21%  0.16%   0.04%  0.33%
Allowance for
loan losses
to non-accrual
loans and REO 897.22% 448.89% 490.88% 1,871.30% 216.15%


IV.	Summary of Loan Loss Experience

Allowance for Losses on Loans and Real
Estate. The following table sets forth an analysis of the allowance for loan losses at the dates indicated.


                           At December 31,
                    1998  1997  1996  1995  1994
                       (Dollars in thousands)


Balance at beginning
of year             $1,335    $820    $826    $562    $587
Provision for
loan losses:
Mortgage loans          17      18       4      23       -
Non-mortgage loans      73      42      11      17       5
Total provision
for loan losses         90      60      15      40       5
Allowance for loans
of acquired bank:
Allowance for
mortgage loans
of acquired bank        -       92      -      103       -
Allowance for
non-mortgage loans
of acquired bank        -      369      -      126        -
Total of allowance
for loans of acquired
bank                    -      461      -      229        -
Recoveries:
Mortgage loans         15        1      -        8       12
Non-mortgage loans     23       10      6       16        4
Total recoveries       38       11      6       24       16
Charge-offs:
Mortgage loans          9        -      1       10       16
Non-mortgage loans    162       17     26       19       30
Total charge-offs     171       17     27       29       46
Balance at end
of year            $1,292   $1,335   $820     $826     $562
Ratio of allowance
for loan losses
to total out-
standing
loans (gross)       1.70%    1.48%   1.29%   1.30%     1.07%

Ratio of net
charge-offs
during the year
to average loans
outstanding
during the year    0.16%     0.01%   0.03%   0.01%     0.06%
Ratio of allowance
for loan losses
to totalnon-
performing loans 897.22%   773.92%  584.91% 2,107.57%  269.00%


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


                            At December 31,
                     1998          1997               1996
               % of Loans          % of Loans         % of Loans
               in Each             in Each            in Each
               Category to         Category to        Category to
               Total               Total               Total
       Amount  Loans       Amount   Loans    Amount    Loans
                          (Dollars in thousands)


Allocated to:
Mortgage loans $509      39%    $486   36%    $375     46%
Non-mortgage
loans           783      61      849   64      445     54
Total  $      1,292     100%  $1,335  100%    $820    100%


 V.	Average Deposits by Classification

	The following table sets forth the
amounts of deposits by type of account at the dates indicated.


                                   At December 31,
                 1998                    1997                   1996
       Average   % of  Average   Average % of  Average  Average % of  Average
       Balance   Total Rate      Balance Total Rate     Balance Total Rate
                               (Dollars in thousands)

Non-interest
demand     $10,677  8.94% 0.00%  $7,235  8.23%  0.00%  $5,995   6.87%  0.00%
Money market
deposits   17,866  14.97% 3.63%  15,378 17.50%  3.76%  15,984  18.31%  3.72%
Checking
/NOW       23,217  19.45% 3.73%  13,513 15.37%  3.75%  12,682  14.53%  3.87%
Savings     9,357   7.84% 3.11%   5,100  5.80%  2.44%   5,526   6.33%  2.48%
Certificates
of deposit 58,261  48.80% 5.54%  46,666  53.09% 5.66%  47,113  53.97%  5.60%
Total
deposits $119,378 100.00% 4.22% $87,892 100.00% 4.38% $87,300 100.00%  4.42%


As of December 31, 1998, the aggregate
amount outstanding of jumbo certificates of deposit (amounts of $100,000 or more) was $7.8 million. The following table presents the maturities of these time certificates of deposit at such date:

(Dollars in thousands)

3 months or less                      $3,663
Over 3 months through 6 months           859
Over 6 months through 12 months        2,305
Over 12 months                         1,006
Total                                 $7,833

VI.	Return on Equity and Assets


                     At or for the years ended December 31,
             1998   1997   1996   1995   1994


Return on average assets           0.69%   1.03%  0.70%  0.78%  0.82%
Return on average equity           7.73    9.18   6.54   7.48   7.39
Equity to total assets             9.75    8.48  10.96  10.68  11.72
Dividend payout ratio             35.71   31.00  27.43  19.08  18.94
Earnings per share before
extraordinary item, basic(1)       0.72    0.80   0.53   0.58   0.58
Earnings per share before
extraordinary item, diluted(1)     0.70    0.77   0.51   0.56   0.57
Net earnings per share, basic(1)   0.72    0.80   0.53   0.58   0.55
Net earnings per share, diluted(1) 0.70    0.77   0.51   0.56   0.54

(1)	All per share amounts have been
adjusted to give effect to the 5% stock
dividends paid by the Company annually since
1994 and the February, 1998 two-for-one
stock split.


ITEM 2.	PROPERTIES

The following table sets forth information concerning the offices of the Bank.


                        				Year Opened
Address		                  	or Acquired		Square Footage		Title
800 Poyntz Avenue
Manhattan, KS 66505      	    1974	        12,000       	Owned

1741 N. Washington
Auburn, KS 66402	             1991         	8,000       	Owned

6100 SW 21st Street
Topeka, KS 66667             	1997         	3,500       	Leased

102 S 6th
Osage City, KS  66523         1997         	7,932        	Owned


ITEM 3.	LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company or the Bank is a party, other than ordinary routine litigation incidental to the Bank's business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS

None.

PART II.

ITEM 5.	MARKET FOR THE COMPANY'S COMMON
STOCK AND RELATED STOCKHOLDER MATTERS

The Company incorporates by reference the information called for by Item 5 on this Form 10-K from the section captioned "Stock
Price Information" of the Company's 1998
Annual Report to Stockholders for the fiscal year ended December 31, 1998 (attached as
Exhibit 13.1 hereto).

ITEM 6.	SELECTED FINANCIAL DATA

The Company incorporates by reference the information called for by Item 6 of this Form 10-K from the sections entitled
"Selected Financial and Other Data" and
"Management's Discussion and Analysis of
Financial Condition and Results of
Operations" of the Company's 1998 Annual
Report to Stockholders for the fiscal year ended December 31, 1998 (attached as Exhibit
13.1 hereto).

ITEM 7.	MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

The Company incorporates by reference the information called for by Item 7 of this Form 10-K from the section entitled
"Management's Discussion and Analysis of
Financial Condition and Results of
Operations" of the Company's 1998 Annual
Report to Stockholders for the fiscal year ended December 31, 1998 (attached as Exhibit
13.1 hereto).

ITEM 8.	FINANCIAL STATEMENTS AND
SUPPLEMENTAL DATA

The Company incorporates by reference the information called for by Item 8 of this Form 10-K from the Financial Statements set forth in the Company's 1998 Annual Report to Stockholders for the fiscal year ended
December 31, 1998 (attached as exhibit 13.1 hereto).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

None.

PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS
OF THE REGISTRANT

Directors

The Company incorporates by reference the information called for by Item 10 of this Form 10-K regarding directors of the Company from the section entitled "Election of Directors" of the Company's Proxy Statement for the annual meeting of stockholders to be held May 19, 1999 (the "1999 Proxy
Statement") (attached as Exhibit 99.1
hereto).

Section 16(a) of the Exchange Act requires that the Company's executive officers, directors and persons who own more than 10% of their Company's Common Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the exchange on which the Company's shares of Common Stock are traded. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of such forms, the Company is not aware that any of its directors and executive officers or 10% stockholders failed to comply with the filing requirements of Section 16(a) during the period commencing January 1, 1998 through December 31, 1998.

Executive Officers

The executive officers of the Company, each of whom is also currently an executive officer of the Bank and both of whom serve at the discretion of the Board of Directors, are identified below:

Name	               		Age	     Positions with the Company

Patrick L. Alexander 	46     		President and Chief Executive Officer

Mark A. Herpich      	31	     	Vice President, Secretary,
                               Chief Financial Officer
                           				and Treasurer


ITEM 11.	EXECUTIVE COMPENSATION

The Company incorporates by reference the information called for by Item 11 of this Form 10-K from the section entitled
"Executive Compensation" of the 1999 Proxy
Statement, except for information contained under the headings "Compensation Committee
Report on Executive Compensation" and
"Performance Graph".

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

The Company incorporates by reference the information called for by Item 12 of this Form 10-K from the section entitled
"Security Ownership of Certain Beneficial
Owners" of the 1999 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

The Company incorporates by reference the information called for by Item 13 of this Form 10-K from the section entitled
"Transactions with Directors, Officers and
Associates" of the 1999 Proxy Statement.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT
SCHEDULES, AND REPORTS ON FORM 8-K

ITEM 14(a)1 and 2.  Financial Statements and
Schedules

MNB BANCSHARES, INC. AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS

The following audited Consolidated Financial
Statements of the Company and its
subsidiaries and related notes and auditors' report are incorporated by reference from the Company's 1998 Annual Report to
Stockholders for the fiscal year ended
December 31, 1998 (attached as Exhibit 13.1 hereto).

	Report of Independent Public
Accountants

Consolidated Balance Sheets - December
31, 1998 and 1997

Consolidated Statements of Earnings -
Years Ended December 31, 1998, 1997 and 1996

Consolidated Statements of
Stockholders' Equity - Years Ended December 31,
1998, 1997 and 1996

Consolidated Statements of Cash Flows -
Years Ended December 31, 1998, 1997 and 1996

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

None.

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

 MNB BANCSHARES, INC.
	(Registrant)

  By: /s/ Patrick L. Alexander
		By: /s/ Mark A. Herpich
          Patrick L. Alexander
          President and Chief Executive Officer
          Mark Herpich
    	     Principal Financial and Accounting Officer

Pursuant to the requirements of the
Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE		                DATE                   TITLE


/s/ Patrick L. Alexander   March 19, 1999         President,
                                                  Chief Executive Officer
                                                  and Director

/s/ Susan E. Roepke        March 19, 1999         Director

/s/ Brent A. Bowman        March 19, 1999         Chairman of the Board

/s/ Joseph L. Downey       March 19, 1999         Director

/s/ Charles D. Green       March 19, 1999         Director

/s/ Vernon C. Larson       March 19, 1999         Director

/s/ Jerry R. Pettle        March 19, 1999         Director

/s/ Donald J. Wissman      March 19, 1999         Director


INDEX TO EXHIBITS

Exhibit	                                   		Sequential
Number	Description	                         	Page No.
3.1	Articles of Incorporation of the         N/A
Company-Incorporated by reference from
Exhibit 3.1 of	the Form S-1 of the
Company, as amended,	filed on
September 3, 1992 (Registration No.
33-51710)

3.2	Bylaws of the Company-Incorporated by	   N/A
reference from Exhibit 3.2 of the Form
S-1 of the Company, as amended, filed on
September 3, 1992 (Registration No. 33-
51710)

4.1	Specimen Common Stock Certificate of     N/A
the	Company-Incorporated by Reference from
Exhibit 4.1 of the Form S-1 of the
Company, as amended, filed on September 3,
1994	(Registration No. 33-51710)

10.1	MNB Bancshares, Inc. 1992 Stock Option	 N/A
Plan-Incorporated by reference from
Exhibit A to the Company's Proxy
Statement	for the Annual Meeting of Stockholders
held	May 17, 1994

10.2	Stock Option Agreement between the      N/A
Company	and Patrick L. Alexander-Incorporated
by	reference from Exhibit 10.2 to Form 10-
K dated	March 26, 1994

10.3	Stock Option Agreement between the      N/A
Company	and Vernon C. Larson-Incorporated by
reference from Exhibit 10.3 to Form 10-
K dated	March 26, 1994

10.4	Stock Option Agreement between the      N/A
Company	and Brent A. Bowman-Incorporated by
reference from Exhibit 10.4 to Form 10-
K dated	March 26, 1994

10.5	Stock Option Agreement between the      N/A
Company	and Charles D. Green-Incorporated by
reference from Exhibit 10.6 to Form 10-
K dated	March 26, 1994

10.6	Stock Option Agreement between the      N/A
Company	and Jerry R. Pettle-Incorporated by
reference from Exhibit 10.9 to Form 10-
K dated	March 26, 1994

10.7	Stock Option Agreement between the      N/A
Company	and Susan E. Roepke-Incorporated by
reference from Exhibit 10.11 to Form
10-K dated	March 26, 1994

10.8	Stock Option Agreement between the      N/A
Company	and Michael R. Toy-Incorporated by
reference from Exhibit 10.13 to Form
10-K dated	March 26, 1994

10.9	Stock Option Agreement between the     N/A
Company	and Dennis D. Wohler-Incorporated by
reference from Exhibit 10.14 to Form
10-K dated	March 26, 1994

10.10	Employment Agreement among the       N/A
Company,	Security National Bank and Patrick L.
Alexander-Incorporated by reference
from	Exhibit 10.15 to Form 10-K dated March
26,	1994

10.11	Security National Bank Deferred       N/A
Compensation	Plan, dated December 21, 1994-
Incorporated 	by reference from Exhibit 10.20 dated
March 26,	1994

10.12	Stock Option Agreement between the    N/A
Company	and Michael E. Scheopner-Dated May 13,
1996	Incorporated by reference from Exhibit
10.15	to Form 10-K dated March 31, 1997.

10.13	Stock Option Agreement between the
Company	and Mark A. Herpich-Dated November 4,
1998

10.14	Stock Option Agreement between the
Company	and Dean R. Thibault-Dated November 4,
1998

10.15	Stock Option Agreement between the
Company	and David Salisbury-Dated November 4,
1998

10.16	Stock Option Agreement between the
Company	and Sandra Falen-Dated November 4, 1998

10.17	Stock Option Agreement between the
Company	and Marcia Kemper-Dated November 4,
1998

13.1	1998 Annual Report to Stockholders of
the Company	for the fiscal year ended December 31,
1998

21.1	Subsidiaries of the Company

23.1	Consent of KPMG LLP

27.1	Financial Data Schedule

99.1	Proxy Statement of the Company for the
Annual	Meeting of Stockholders to be held May
19, 1999

EXHIBIT 10.13

MNB BANCSHARES, INC.
1992 STOCK OPTION PLAN

STOCK OPTION AGREEMENT

 1.	A STOCK OPTION to acquire 2321
shares (hereinafter referred to as "Shares") of Common Stock of MNB BANCSHARES, INC.
(hereinafter referred to as the "Company") is hereby granted to Mark Herpich
(hereinafter referred to as the "Optionee"), subject in all respects to the terms and conditions of the MNB BANCSHARES, INC. 1992
STOCK OPTION PLAN (hereinafter referred to as the "Plan") and such other terms and conditions as are set forth herein.

	2.	This Option is not intended to
constitute an Incentive Stock Option under
Section 422 (b) of the Internal Revenue Code of 1986.

	3.	The option price as determined by
the Board of Directors of the Company (the
"Board") is Thirteen Dollars and 12.5/100
($13.125) per Share.

4.  This option may be exercised in
accordance with the following table:

DATE                               NUMBER OF SHARES
      		                           EXERCISABLE

11/4/1999				                     	465
11/4/2000				                     	464
11/4/2001				                     	464
11/4/2002				                     	464
11/4/2003				                     	464

	In the event of a Change of Control,
this Option shall become immediately and fully exercisable. A "Change of Control" shall be deemed to have occurred if:

	(i)	as a result of, or in
connection with, any tender offer or
exchange offer, merger or
other business combination, sale
of assets or contested election,
or any combination of the
foregoing transaction (the
"Transaction"), the persons who
were directors of the Company
before the Transaction shall
cease to constitute a majority of the
Board or any successor
to the Company, unless the election, or
nomination for election by the stockholders, of any
new director was	approved by a vote of a majority of the
Board, then such	new director shall, for purposes of the Plan, be
considered	as a member of the Board;

	(ii)	the Company is merged or
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

	6.	This Option may not be transferred
in any manner and may be exercised during the lifetime of the Optionee only by him.
The terms of this Option shall be binding upon the Optionee's executors, administrators, heirs, assigns and successors.

	7.	This Option may not be exercised
more than 10 years after the date indicated below and may be exercised during such term only in accordance with the terms and conditions set forth in the Plan.

Dated: November 4, 1998.

						MNB
BANCSHARES, INC.

						BY:
_____________________
Chairman of the Board


ATTEST:

	The Optionee acknowledges that he has
received a copy of the Plan and is familiar with the terms and conditions set forth therein. The Optionee agrees to accept as binding, conclusive, and final all decisions and interpretations of the Committee. As a condition to the exercise of this Option, the Optionee authorizes the Company to withhold from any regular cash compensation payable by the Company any taxes required to be withheld under any federal, state or local law as a result of exercising this Option.

Dated: November 4, 1998

						BY:
____________________
	Optionee

(To be executed in duplicate)

EXHIBIT 10.14

MNB BANCSHARES, INC.
1992 STOCK OPTION PLAN

STOCK OPTION AGREEMENT

	1.	A STOCK OPTION to acquire 500
shares (hereinafter referred to as "Shares") of Common Stock of MNB BANCSHARES, INC.
(hereinafter referred to as the "Company") is hereby granted to Dean R. Thibault
(hereinafter referred to as the "Optionee"), subject in all respects to the terms and conditions of the MNB BANCSHARES, INC. 1992
STOCK OPTION PLAN (hereinafter referred to as the "Plan") and such other terms and conditions as are set forth herein.

	2.	This Option is not intended to
constitute an Incentive Stock Option under
Section 422 (b) of the Internal Revenue Code of 1986.

	3.	The option price as determined by
the Board of Directors of the Company (the
"Board") is Thirteen Dollars and 12.5/100
($13.125) per Share.

	4.	This Option may be exercised in
accordance with the following table:

DATE                                    	NUMBER OF SHARES
                                         EXERCISABLE

	11/4/1999					                           100
 11/4/2000				                       	    100
	11/4/2001                               	100
	11/4/2002                               	100
	11/4/2003                               	100

	In the event of a Change of Control,
this Option shall become immediately and fully exercisable. A "Change of Control" shall be deemed to have occurred if:

	(i)	as a result of, or in
connection with, any tender offer or
exchange offer, merger or
other business combination, sale
of assets or contested election,
or any combination of the
foregoing transaction (the
"Transaction"), the persons who
were directors of the Company
before the Transaction shall
cease to constitute a majority of the
Board or any successor
to the Company, unless the election, or
nomination for
election by the stockholders, of any
new director was
approved by a vote of a majority of the
Board, then such	new
director shall, for purposes of the Plan, be considered as a member of the Board;

	(ii)	the Company is merged or
consolidated with another
corporation and as a result of the
merger or consolidation
less than sixty-seven
percent (67%) of the outstanding
voting securities of the
surviving or resulting corporation
shall then be owned in
the aggregate by the former
stockholders of the Company,
other than (a) affiliates
within the meaning of the
Securities and Exchange Act of
1934 or (b) any party to the
merger or consolidation;

	(iii)	a tender offer or
exchange offer is made and consummated
for the ownership of
securities of the Company
representing thirty-three
percent (33%) or more of the
combined voting power of the
Company's then outstanding
voting securities; or

	(iv)	the Company transfers
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

	6.	This Option may not be transferred
in any manner and may be exercised during the lifetime of the Optionee only by him.
The terms of this Option shall be binding upon the Optionee's executors, administrators, heirs, assigns and successors.

	7.	This Option may not be exercised
more than 10 years after the date indicated below and may be exercised during such term only in accordance with the terms and conditions set forth in the Plan.

Dated: November 4, 1998.

					MNB
BANCSHARES, INC.

						BY:
_____________________
Chairman of the Board

ATTEST:

	The Optionee acknowledges that he has
received a copy of the Plan and is familiar with the terms and conditions set forth therein. The Optionee agrees to accept as binding, conclusive, and final all decisions and interpretations of the Committee. As a condition to the exercise of this Option, the Optionee authorizes the Company to withhold from any regular cash compensation payable by the Company any taxes required to be withheld under any federal, state or local law as a result of exercising this Option.

Dated: November 4, 1998

					BY:
____________________
	Optionee

(To be executed in duplicate)

EXHIBIT 10.15

MNB BANCSHARES, INC.
1992 STOCK OPTION PLAN

STOCK OPTION AGREEMENT

	1.	A STOCK OPTION to acquire 500
shares (hereinafter referred to as "Shares") of Common Stock of MNB BANCSHARES, INC.
(hereinafter referred to as the "Company") is hereby granted to David Salisbury
(hereinafter referred to as the "Optionee"), subject in all respects to the terms and conditions of the MNB BANCSHARES, INC. 1992
STOCK OPTION PLAN (hereinafter referred to as the "Plan") and such other terms and conditions as are set forth herein.

	2.	This Option is not intended to
constitute an Incentive Stock Option under
Section 422 (b) of the Internal Revenue Code of 1986.

	3.	The option price as determined by
the Board of Directors of the Company (the
"Board") is Thirteen Dollars and 12.5/100
($13.125) per Share.

	4.	This Option may be exercised in
accordance with the following table:

DATE                                      	NUMBER OF SHARES
                                           EXERCISABLE

			11/4/1999				                           	100
			11/4/2000				                           	100
			11/4/2001				                           	100
			11/4/2002				                           	100
			11/4/2003				                           	100

	In the event of a Change of Control,
this Option shall become immediately and fully exercisable. A "Change of Control" shall be deemed to have occurred if:

	(i)	as a result of, or in
connection with, any tender offer or
exchange offer, merger or
other business combination, sale
of assets or contested election,
or any combination of the
foregoing transaction (the
"Transaction"), the persons who
were directors of the Company
before the Transaction shall
cease to constitute a majority of the
Board or any successor
to the Company, unless the election, or
nomination for
election by the stockholders, of any
new director was
approved by a vote of a majority of the
Board, then such new
director shall, for purposes of the Plan, be
considered	as a
member of the Board;

	(ii)	the Company is merged or
consolidated with another
corporation and as a result of the
merger or consolidation
less than sixty-seven
percent (67%) of the outstanding
voting securities of the
surviving or resulting corporation
shall then be owned in
the aggregate by the former
stockholders of the Company,
other than (a) affiliates
within the meaning of the
Securities and Exchange Act of
1934 or (b) any party to the
merger or consolidation;

	(iii)	a tender offer or
exchange offer is made and consummated
for the ownership of
securities of the Company
representing thirty-three
percent (33%) or more of the
combined voting power of the
Company's then outstanding
voting securities; or

	(iv)	the Company transfers
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

	6.	This Option may not be transferred
in any manner and may be exercised during the lifetime of the Optionee only by him.
The terms of this Option shall be binding upon the Optionee's executors, administrators, heirs, assigns and successors.

	7.	This Option may not be exercised
more than 10 years after the date indicated below and may be exercised during such term only in accordance with the terms and conditions set forth in the Plan.

Dated: November 4, 1998.

						MNB
BANCSHARES, INC.

						BY:
_____________________
Chairman of the Board

ATTEST:

	The Optionee acknowledges that he has
received a copy of the Plan and is familiar with the terms and conditions set forth therein. The Optionee agrees to accept as binding, conclusive, and final all decisions and interpretations of the Committee. As a condition to the exercise of this Option, the Optionee authorizes the Company to withhold from any regular cash compensation payable by the Company any taxes required to be withheld under any federal, state or local law as a result of exercising this Option.

Dated: November 4, 1998

						BY:
____________________
	Optionee

(To be executed in duplicate)

EXHIBIT 10.16

MNB BANCSHARES, INC.
1992 STOCK OPTION PLAN

STOCK OPTION AGREEMENT

	1.	A STOCK OPTION to acquire 500
shares (hereinafter referred to as "Shares") of Common Stock of MNB BANCSHARES, INC.
(hereinafter referred to as the "Company") is hereby granted to Sandra Falen
(hereinafter referred to as the "Optionee"), subject in all respects to the terms and conditions of the MNB BANCSHARES, INC. 1992
STOCK OPTION PLAN (hereinafter referred to as the "Plan") and such other terms and conditions as are set forth herein.

	2.	This Option is not intended to
constitute an Incentive Stock Option under
Section 422 (b) of the Internal Revenue Code of 1986.

	3.	The option price as determined by
the Board of Directors of the Company (the
"Board") is Thirteen Dollars and 12.5/100
($13.125) per Share.

	4.	This Option may be exercised in
accordance with the following table:

DATE                      NUMBER OF SHARES
                          EXERCISABLE

		11/4/1999				           	100
		11/4/2000               	100
		11/4/2001               	100
		11/4/2002                100
		11/4/2003                100

	In the event of a Change of Control,
this Option shall become immediately and fully exercisable. A "Change of Control" shall be deemed to have occurred if:

	(i)	as a result of, or in
connection with, any tender offer or
exchange offer, merger or
other business combination, sale
of assets or contested election,
or any combination of the
foregoing transaction (the
"Transaction"), the persons who
were directors of the Company
before the Transaction shall
cease to constitute a majority of the
Board or any successor
to the Company, unless the election, or
nomination for
election by the stockholders, of any
new director was
approved by a vote of a majority of the
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

	6.	This Option may not be transferred
in any manner and may be exercised during the lifetime of the Optionee only by him.
The terms of this Option shall be binding upon the Optionee's executors, administrators, heirs, assigns and successors.

	7.	This Option may not be exercised
more than 10 years after the date indicated below and may be exercised during such term only in accordance with the terms and conditions set forth in the Plan.

Dated: November 4, 1998.

MNB BANCSHARES, INC.

						BY:
_____________________
	Chairman of the Board

ATTEST:

	The Optionee acknowledges that he has
received a copy of the Plan and is familiar with the terms and conditions set forth therein. The Optionee agrees to accept as binding, conclusive, and final all decisions and interpretations of the Committee. As a condition to the exercise of this Option, the Optionee authorizes the Company to withhold from any regular cash compensation payable by the Company any taxes required to be withheld under any federal, state or local law as a result of exercising this Option.

Dated: November 4, 1998

						BY:
____________________
	Optionee

(To be executed in duplicate)

EXHIBIT 10.17

MNB BANCSHARES, INC.
1992 STOCK OPTION PLAN

STOCK OPTION AGREEMENT

	1.	A STOCK OPTION to acquire 250
shares (hereinafter referred to as "Shares") of Common Stock of MNB BANCSHARES, INC.
(hereinafter referred to as the "Company") is hereby granted to Marcia Kemper
(hereinafter referred to as the "Optionee"), subject in all respects to the terms and conditions of the MNB BANCSHARES, INC. 1992
STOCK OPTION PLAN (hereinafter referred to as the "Plan") and such other terms and conditions as are set forth herein.

	2.	This Option is not intended to
constitute an Incentive Stock Option under
Section 422 (b) of the Internal Revenue Code of 1986.

	3.	The option price as determined by
the Board of Directors of the Company (the
"Board") is Thirteen Dollars and 12.5/100
($13.125) per Share.

	4.	This Option may be exercised in
accordance with the following table:

DATE                      	NUMBER OF SHARES
                           EXERCISABLE

			11/4/1999				          	50
			11/4/2000				          	50
			11/4/2001				          	50
			11/4/2002				          	50
			11/4/2003				          	50

	In the event of a Change of Control,
this Option shall become immediately and fully exercisable. A "Change of Control" shall be deemed to have occurred if:

	(i)	as a result of, or in
connection with, any tender offer or
exchange offer, merger or
other business combination, sale
of assets or contested election,
or any combination of the
foregoing transaction (the
"Transaction"), the persons who
were directors of the Company
before the Transaction shall
cease to constitute a majority of the
Board or any successor
to the Company, unless the election, or
nomination for
election by the stockholders, of any
new director was
approved by a vote of a majority of the
Board, then such new
director shall, for purposes of the Plan, be
considered	as a
member of the Board;

 (ii)	the Company is merged or
consolidated with another
corporation and as a result of the
merger or consolidation
less than sixty-seven
percent (67%) of the outstanding
voting securities of the
surviving or resulting corporation
shall then be owned in
the aggregate by the former
stockholders of the Company,
other than (a) affiliates
within the meaning of the
Securities and Exchange Act of
1934 or (b) any party to the
merger or consolidation;

	(iii)	a tender offer or
exchange offer is made and consummated
for the ownership of
securities of the Company
representing thirty-three
percent (33%) or more of the
combined voting power of the
Company's then outstanding
voting securities; or

	(iv)	the Company transfers
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

	6.	This Option may not be transferred
in any manner and may be exercised during the lifetime of the Optionee only by him.
The terms of this Option shall be binding upon the Optionee's executors, administrators, heirs, assigns and successors.

	7.	This Option may not be exercised
more than 10 years after the date indicated below and may be exercised during such term only in accordance with the terms and conditions set forth in the Plan.

Dated: November 4, 1998.

MNB BANCSHARES, INC.

						BY:
_____________________
	Chairman of the Board

ATTEST:

	The Optionee acknowledges that he has
received a copy of the Plan and is familiar with the terms and conditions set forth therein. The Optionee agrees to accept as binding, conclusive, and final all decisions and interpretations of the Committee. As a condition to the exercise of this Option, the Optionee authorizes the Company to withhold from any regular cash compensation payable by the Company any taxes required to be withheld under any federal, state or local law as a result of exercising this Option.

Dated: November 4, 1998

						BY:
____________________
	Optionee

(To be executed in duplicate)

EXHIBIT 13.1

CORPORATE PROFILE

	MNB Bancshares, Inc. (the "Company") is
a bank holding company which is
headquartered in Manhattan, Kansas. Its wholly-owned subsidiary, Security National
Bank (the "Bank"), also has its home office in Manhattan, Kansas, with branch offices operating in Auburn, Osage City, and Topeka,
Kansas. The Bank is dedicated to providing quality services to its local communities and continues to originate commercial real estate and non real estate loans, small business loans, residential mortgage loans, consumer loans, home equity loans, and student loans.

	The Company was first listed on the
Nasdaq Stock Market Small-Cap Market System in 1993 (symbol "MNBB", with a newspaper abbreviation of "MNB Bn"). The Company was formed in 1992 to become the holding company for the Bank, which was converted from a federal mutual savings association.

	Since its listing on Nasdaq, the
Company has nearly doubled in size and has entered numerous markets outside of
Manhattan through a series of acquisitions and start-up branches. The Company's continuing focus is to concentrate on being the premier community banking organization in the markets it currently serves and is continuing to explore and evaluate opportunities to expand and provide its services to new complimentary markets, through strategic acquisitions and establishing de novo branches where appropriate, in an effort to enhance its asset base, long-term earnings and resources.

TO OUR STOCKHOLDERS, CUSTOMERS, AND FRIENDS

	1998 was a year of preparation for MNB
Bancshares, Inc. as we positioned your
company for continued growth, profitability, and financial strength in a financial services environment that is changing at an unprecedented pace. During this year we have dramatically strengthened our management team, enhanced our asset quality and underwriting standards, and assimilated our December 31, 1997 acquisition of Freedom
Bancshares, Inc. into our company's
operations.  Additionally, we have
evaluated, tested and made all of our
mission critical computer systems and
software applications compliant for the Year
2000. While we feel very good about these accomplishments, we were disappointed that earnings slipped approximately 8%, to slightly under $1 million. However, we feel confident that these investments in people and systems infrastructure will serve us well and provide the foundation for continued growth and profitability in the future.

	The decision was made in the latter
part of 1997 that our management team needed to be enhanced and strengthened if we were to continue to grow and diversify our balance sheet, build a portfolio of high quality loans, and improve profitability.
Our goal was to establish high caliber,
experienced leadership in all of our banking markets to execute our strategy of personalized service and local decision making in each of our community banks. We accomplished this goal and now have outstanding leadership in place throughout our organization who subscribe to our vision of responsive, personalized community banking. While the investment required to attract these individuals was not inexpensive, we felt that it was a sound and proper allocation of corporate resources that will yield dividends in the future.

	MNB Bancshares, Inc. has a tradition of
high asset quality. Your company, as well as the rest of the nation, has enjoyed an extended period of economic prosperity.
During this period of time competition for loans has intensified. During 1998, banking regulators issued industry warnings concerning a nationwide trend toward deteriorating credit standards and underwriting practices. We also noticed these industry trends and made a conscious decision in the latter part of 1997 to not only maintain our high credit standards, but to further enhance them to positively position us for any adverse economic developments. As we grew and expanded into additional markets, we implemented enhanced loan underwriting and analysis standards.
Additionally, in 1998, we further improved and refined our independent loan review function. As a result of these credit administration enhancements, we targeted and moved out of our loan portfolio over three million dollars in commercial and commercial real estate loans that did not meet our lending standards. While this had a short term adverse impact on earnings, we felt that it was an opportune time to improve our overall credit quality.

	The economic cycle has not only
fostered an extended period of economic
prosperity but has also created another
period of extremely low, long term interest rates. These rates have caused residential mortgage loan rates to fall to their lowest level in three decades. As a result of these lower rates, the industry has experienced an extremely high level of home loan mortgage refinancing. Additionally, borrowers generally have preferred to acquire long term, fixed rate loans as they have refinanced. Your company was not immune to these market forces. In spite of the fact that we originated approximately
$36 million in first mortgage residential loans, the residential 1-4 family mortgage loan portfolio declined $10 million dollars as we sold our fixed rate residential loan originations to the secondary market. This decline in residential loans held in portfolio, while consistent with our long term strategy to diversify the balance sheet, occurred much more rapidly than we had anticipated. This rapid decline also adversely impacted earnings. However, we have the talent in place to grow our commercial and consumer loan portfolio which, over time, will lead to a more diversified loan portfolio and higher interest margins than the residential loans we have historically relied upon.

	Year 2000 (Y2K) is an upcoming event
that is placing special demands upon all businesses due to the potential impact it may have on data processing and the delivery of services in a business environment that is heavily dependent upon computers. MNB
Bancshares, Inc. aggressively addressed this issue in 1998. We completed evaluations of all our data processing equipment, software applications, outside suppliers, vendors, and counterparties. We have renovated or upgraded all mission critical computer systems and found them to be compliant.
Additionally, we have evaluated both funds depositors and credit customers to determine the risk that they might pose as a result of Y2K so that we can take appropriate steps to mitigate those risks. Policies, plans, and procedures have been developed to guide contingency business resumption efforts in the event of some unforeseen development, such as power or telecommunications failure.
Like all companies, we face the uncertainty of external influences on our operations at the Year 2000. However, the substantial investment of time and resources we have made in this area allows us to look forward to the new millennium with confidence.

	We feel good about our entry into the
Osage City market via the acquisition of Freedom Bancshares, Inc. on December 31,
1997. We have assimilated this organization into our company and merged their operations with ours. The enhanced credit administration and underwriting procedures spoken of earlier have been implemented in this market and we feel good about the progress we have made. We continue to deliver quality, personalized community banking to the Osage City community with the strength and resources of a larger banking organization. The enhanced resources allow us to more easily fulfill our customers' diverse loan requirements, whether commercial, consumer, or residential. With the acquisition of Freedom Bancshares, Inc.
we also acquired a small branch located in Beloit, Kansas. This branch had approximately $6 million in deposits and $3.5 million in loans. Due to the size of this branch, in a market outside our targeted market area, the decision was made to sell this facility, along with its loans and deposits. The divestiture of our Beloit branch was consummated in June, 1998.

	It is important to note the December
31, 1998 retirement of Susan E. Roepke,
Senior Vice President and Chief Financial
Officer who served this organization for over forty years. Susan was a tremendous asset whose contributions to the organization are immeasurable. She witnessed many changes within the financial services industry and played a key role in how our organization adapted and responded to those changes. She was instrumental in the 1993 conversion of our company from a thrift to a national bank charter. While her daily presence and contributions will be missed, she has provided for an orderly transition of her responsibilities to Mark
Herpich, our new Chief Financial Officer who joined us in September, 1998. We are pleased that Susan has agreed to remain on the Board of Directors to allow us to benefit from her wealth of experience and knowledge with our company.

	I am excited about the future for MNB
Bancshares, Inc. Our organization is very well positioned to grow both internally and through acquisition. Our management team and talent is deeper and stronger than at any time in the history of our company. Our efforts to diversify the balance sheet through the establishment of commercial relationships with our customers is accelerating at a pace we have not previously witnessed. Our asset quality is extremely high. The company has enjoyed significant growth in both assets and earnings over the last years. We have a foundation in place to continue this growth over the foreseeable future.

	Last year I mentioned that over 400
banks remain in the state of Kansas. It is expected that the pace of consolidation will continue as it becomes necessary to spread increasing fixed costs over a larger asset base. MNB Bancshares, Inc. intends to play a role in the consolidation trend by taking advantage of strategic market opportunities when possible to do so in a way that enhances franchise and shareholder value.
We feel that our approach to community
banking will fit well with other banks with a history of community service that are looking for a way to more effectively cope with the changing financial services environment. We expect that these banks and their owners will be comfortable in joining our community-oriented organization. MNB
Bancshares, Inc. offers an attractive
alternative to enable these community banks to continue to effectively compete against larger organizations with more centralized decision making structures. We continue to stress the importance of market based banking where local decision makers can respond to customer needs in a timely, professional manner. We must continue to differentiate ourselves as a community bank that values relationships and recognizes the role we play in enhancing the prosperity of our customers and the communities in which we serve.

	I would like to thank all of my
associates for the key role they have played in our success over the years. Their tireless efforts are responsible for our growth and progress. I would also like to thank our customers for their faith and confidence in allowing us to meet their banking needs. And of course, I would like to thank you, our stockholders, for your investment and belief in our efforts and vision. We will continue our efforts to grow and diversify your company, with the goal of enhancing shareholder value. We look forward to the challenges and opportunities of 1999 and beyond.

Sincerely,

Patrick L. Alexander
President and Chief Executive Officer

SELECTED FINANCIAL AND OTHER DATA OF MNB
BANCSHARES, INC.
	           At or for the years ended December 31,
              	1998    	1997    	1996    	1995   	1994
(Dollars in thousands,
except per share amounts
and percentages)

Selected Financial Data:
Total assets	$135,830	$144,752	$103,420	$101,185	$77,797
Loans (1)     	75,053  	88,724  	62,549  	62,582 	51,882
Investment
securities	    50,651  	42,079  	33,239  	32,329 	22,356
Deposits     	115,062 	122,209  	86,710  	86,399 	61,440
Borrowings     	6,530   	9,099   	3,615   	2,881  	6,694
Stockholders'
equity	        13,242  	12,276  	11,334  	10,810  	9,114
Book value per
share (2)	       9.68    	9.12    	8.50	     8.10  	7.55

Selected Operating Data:
Total interest
income	       $10,289  	$7,929  	$7,670   	$7,051	 $5,411
Total interest
expense	        5,593	   4,038   	4,049    	3,820  	2,788
Net interest
income	         4,696   	3,891   	3,621    	3,231   2,623
Provision for
loan losses	       90	      60	      15       	40      	5
Net interest
income after
provision for
loan losses    	4,606   	3,831   	3,606     	3,191 	2,618
Gains on sales
of loans	         384	      99	      75        	95    	79
Other non-
interest income  	828     	591     	608       	432   	264
Total noninterest
income	         1,212	     690	     683       	527   	343
Total noninterest
expense	        4,358   	2,977    3,233     	2,618	 1,869
Income tax
expense	          478	     471	     339	       347   	398
Net earnings before
extraordinary
item	             982   	1,073	     717       	753   	694
Extraordinary item	 -	       -	       -	         -	    39
Net earnings    	$982   $1,073	    $717 	     $753	  $655
Net earnings per
share before
extraordinary item (2):
	Basic           	.72     	.80     	.53        	.58  	.58
	Diluted (3)     	.70     	.77     	.51        	.56  	.57
Net earnings per share (2):
	Basic           	.72     	.80     	.53        	.58  	.55
	Diluted (3)     	.70     	.77     	.51         .56  	.54
Dividends per
share (2)	        .25     	.24     	.14        	.11  	.10

Other Data:
Return on
average assets	  .69%    	1.03%   	0.70%      	0.78% 	0.82%
Return on
average equity	 7.73     	9.18    	6.54       	7.48  	7.39
Equity to
total assets	   9.75	     8.48	   10.96      	10.68 	11.72
Net interest
rate spread(4)	 2.93	     3.11	    2.95       	2.78  	2.85
Net yield on average
interest-earning
assets (5)	     3.52	     3.89	    3.67       	3.55  	3.38

Average interest-earning assets to
average interest-bearing liabilities
             	114.17   	119.29  	117.37     	114.73	118.38
Other expenses
to average
assets	         3.07     	2.86    	3.15       	2.71  	2.34
Nonperforming
loans to total
loans	          0.19     	0.19    	0.22       	0.06  	0.40
Net charge-offs
to average
loans	          0.16     	0.01    	0.03       	0.01  	0.06
Nonperforming
assets to
total assets	   0.11     	0.21    	0.16       	0.04  	0.33
Dividend payout
ratio	         35.71    	31.00    	27.43     	19.08	 18.94
Number of full
service banking
offices	           4        	5	        2	         2     	1

(1)	Loans are presented after adjustments
for undisbursed loan funds, unearned fees
and discounts, and the allowance for losses.
(2)	All per share amounts have been
adjusted to give effect to the 5% stock
dividends paid by the Company annually since
1994 and the February, 1998 two-for-one
stock split.
(3)	Diluted net earnings per share, before
FDIC special assessment (net of tax) was
$0.72 in 1996.
(4)	Represents the difference between the
average yield on interest-earning assets and
the average cost of interest-bearing
liabilities.
(5)	Represents net interest income as a
percentage of average interest-earning
assets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

OVERVIEW

	MNB Bancshares, Inc. (the "Company") is
a one-bank holding company incorporated
under the laws of the State of Delaware and is engaged in the banking business through its wholly-owned subsidiary, Security
National Bank (the "Bank").  On December 31,
1995, the Company merged and consolidated its two banking subsidiaries, Manhattan
National Bank and Security State Bank, to form Security National Bank. On December 31,
1997, the Company acquired Freedom
Bancshares, Inc. ("Freedom"), the holding company for Citizens State Bank, Osage City
("Citizens"), with a branch in Beloit,
Kansas.  The branch facility located in
Beloit, Kansas was sold on June 5, 1998.

The Company achieved net earnings of
$982,028 in 1998, a decline of $90,516, or
8.4%, over 1997. 1998 earnings declined as the Company repositioned itself for continued growth, profitability and financial strength through strengthening of the management team while assimilating the Freedom acquisition. The return on average assets was .69% compared to 1.03% in 1997.
Return on average equity was 7.73% and
diluted net earnings per share was $.70.
Consistent with 1997, the Board of Directors declared cash dividends of twenty-five cents per share and a five percent stock dividend in 1998.

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

	Currently, the Company's business
consists of ownership of the Bank, with its main office in Manhattan and branch offices in Auburn, Osage City and Topeka, Kansas.
The Company plans to continue exploring and evaluating opportunities to expand and enter complementary markets in an effort to enhance its asset base, long-term earnings and resources.

COMPARISON OF OPERATING RESULTS FOR THE
YEARS ENDED DECEMBER 31, 1998 AND 1997

GENERAL.  Net earnings for 1998 decreased
8.4% to $982,028 compared to $1.1 million for 1997. This decrease in net earnings is the result of a decrease in loans outstanding related to increased levels of home mortgage refinancing due to lower interest rates. Additionally, expenses have increased due to the acquisition of Freedom, along with new personnel and Year 2000 expenses. Net interest income after provision for loan losses increased
$775,303, or 20.2%, to $4.6 million.  Gains
on sale of loans increased 286.8%, or
$285,046, to $384,427,  fees and service
charges increased $228,560 or 45.1%, to
735,459; and non-interest expense increased
$1.4 million or 46.4%, to $4.4 million. The increase in gains on sale of loans resulted from increased loan originations due to refinancings.

INTEREST INCOME. Interest income increased by $2.4 million, or 29.8%, to $10.3 million in 1998. Average interest-earning assets increased from $100.1 million in 1997 to $133.5 million in 1998. The average yield on interest-earning assets decreased slightly from 7.9% in 1997 to 7.7% in 1998.
Interest income on loans increased $1.5
million, or 24.6%, to 7.3 million. Interest earned on securities and other investments increased $913,042, or 44.5%, to $3.0 million. The increase in interest income was due to an increase in average loans and investments, primarily due to the Freedom acquisition, which more than offset the decline in rates experienced as interest-earning assets repriced during 1998. The
Company experienced a significant 31.3%, or $11.4 million, decline in one-to-four family loans during 1998 as a result of borrowers taking advantage of declining mortgage loan interest rates. In accordance with the Company's interest rate risk guidelines, the majority of the long-term fixed rate mortgage loans originated in 1998 were sold to secondary market investors. While the Company was able to fund other types of loans as the loans on one-to-four family residences were refinanced, the volume of refinancings was so great that a significant amount of the funds available for investment were invested in relatively short term investment securities, which typically carry lower interest rates than can be obtained on commercial and consumer loans. Interest income on other investments also increased substantially as a result of an increase in funds available for short-term overnight interest bearing deposits.

INTEREST EXPENSE.  Interest expense
increased from $4.0 million in 1997 to $5.6 million in 1998, or 38.5%. Deposit interest expense increased 30.8% to $5.0 million compared to $3.9 million for 1997. Interest expense on borrowings, consisting of advances from the Federal Home Loan Bank of Topeka (the "FHLB") and funds borrowed for the acquisition of Freedom increased
$370,445, or 198.3% during this time period.
Average interest-bearing liabilities
increased $33.0 million from $83.9 million in 1997 to $116.9 million in 1998, while the respective average cost remained relatively constant at 4.8%. The increased expense on deposits was a direct result of the acquisition. Interest on borrowed funds increased as a result of the funds borrowed for the acquisition and the additional
Freedom borrowings assumed.

NET INTEREST INCOME. Net interest income represents the difference between income derived from interest-earning assets and the expense on interest-bearing liabilities.
Net interest income is affected by both (a) the difference between the rates of interest earned on interest-earnings assets and the rates paid on interest-bearing liabilities
("interest rate spread") and (b) the
relative amounts of interest-earning assets and interest-bearing liabilities.

	Net interest income increased to $4.7
million in 1998 compared to $3.9 million in 1997. This was the result of the average balance of interest-earning assets increasing $33.4 million during 1998 as a result of the Freedom acquisition. The yield on interest-earning assets declined from 7.9% in 1997 to 7.7% in 1998, while the cost of interest-bearing liabilities remained constant at 4.8% in 1998 and 1997.
The Company's ratio of interest-earning
assets to interest-bearing liabilities
decreased from 119.3% in 1997 to 114.17% in 1998, which also contributed to a decline in the net interest margin from 3.9% in 1997 to 3.5% in 1998.

PROVISION FOR LOAN LOSSES. The provision for loan losses increased to $90,000 during 1998 compared to $60,000 in 1997. The increased provision resulted from the
general increase in the Company's loan
portfolio as a result of the Freedom
acquisition.  At December 31, 1998, the
allowance for loan losses was $1.3 million, or 1.7% of gross loans outstanding, compared to $1.3 million, or 1.5%, at December 31, 1997. Management has included within the ongoing process of assessing and analyzing the loan portfolio a Year 2000 credit risk component.

NONINTEREST INCOME.  Noninterest income
increased $522,179, or 75.7%, to $1.2
million in 1998. Fees and service charge income increased from $506,899 to $735,459, or by 45.1%. Gains on sale of loans increased $285,046, or 286.8% to $384,427.
A loss on sale of investment securities
available for sale of $21,309 was incurred in 1997 compared to a gain of $10,795 in 1998 as the Company sought to reposition its portfolio. The gains on sale of loans were a result of increased loan originations due to refinancing because of lower interest rates. The increase in fees and service charge income was primarily a result of the acquisition.


Noninterest Income:  1998   1997   1996


Fees and service charges      $735,459       $506,899    $517,124
Gains on sales of loans        384,427         99,381      75,450
Other                           92,402         83,829      90,723
Total noninterest income:   $1,212,288       $690,109    $683,297


NONINTEREST EXPENSE. Noninterest expense increased to $4.4 million for 1998. This large increase was due in part to the Freedom acquisition. Amortization of goodwill increased 130.3% from $106,816 to $245,958 as a result of the acquisition.
Compensation and benefits increased 42.9% from $1.4 million to $2.0 million along with occupancy and equipment expense which increased $201,617 to $632,727, both primarily as a result of the acquisition and the first full year of operating the Topeka branch facility which opened in May 1997.
Professional fees increased $94,416 from
$118,008 to $212,424 as a result of the
acquisition, expenses related to Year 2000 issues and fees incurred for professional services used for acquiring new personnel.
Other operating expense increased 39.4% to $937,164 due primarily to the acquisition.

AVERAGE ASSETS/LIABILITIES. The following table sets forth information relating to average balances of interest-earning assets and interest-bearing liabilities for the years ended December 31, 1998, 1997 and
1996. This table reflects the average yields on assets and average costs of liabilities for the periods indicated (derived by dividing income or expense by the monthly average balance of assets or liabilities, respectively) as well as the "net interest margin" (which reflects the effect of the net earnings balance) for the periods shown.


AVERAGE BALANCE SHEETS-AVERAGE YIELDS AND RATES

Year Ended 12/31/98 Year Ended 12/31/97 Year Ended 12/31/96
Average   Average      Average     Average      Average   Average
Bal  Int  Yield/Rate   Bal   Int   Yield/Rate   Bal  Int  Yield/Rate


ASSETS:
Interest-earning
assets
Investment
securities (1) $52,686 $2,962 5.62% $35,001 $2,050 5.86% $34,758 $1,966 5.66%
Loans
receivable,
net (2)         80,788  7,327 9.07   65,057  5,879 9.04   63,894  5,704 8.93
Total
interest-
earning assets 133,474 10,289 7.71% 100,058  7,929 7.92%  98,652  7,670 7.77%
Non interest-
earning assets   8,402                4,111                4,065
Total         $141,876             $104,169             $102,717

LIABILITIES AND STOCKHOLDERS' EQUITY:

Interest-bearing
liabilities:
Certificates
of deposit    $58,261 $3,230 5.54%  $46,666 $2,642 5.66% $47,113 $2,638 5.60%
Money market
deposits       17,866    648 3.63    15,378    578 3.76   15,984    594 3.71
Other deposits 32,574  1,158 3.55    18,613    631 3.39   18,208    628 3.45
FHLB advances
and other
borrowings      8,212    557 6.78     3,221    187 5.81    2,746    189 6.88
Total interest-
bearing
liabilities   116,913  5,593 4.78%   83,878  4,038 4.81%  84,051  4,049 4.82%
Non interest-
bearing\
liabilities    12,254                 8,609                7,710
Stockholders'
equity         12,709                11,682               10,956
Total        $141,876              $104,169             $102,717
Net interest
income               $4,696                $3,891               $3,621
Interest rate
spread (3)                 2.93%                  3.11%                2.95%
Net interest
margin (4)                 3.52%                  3.89%                3.67%
Ratio of average
interest-earning assets
to average interest-
bearing liabilities  114.17%               119.29%             117.37%

(1) Income on investment securities includes all securities, interest bearing deposits in other financial institutions and stock owned in the FHLB and the Federal Reserve.
(2) Includes non-acccrual loans.
(3) Interest rate spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin represents net interest income divided by average interest-earning assets.


COMPARISON OF OPERATING RESULTS FOR THE
YEARS ENDED DECEMBER 31, 1997 AND 1996

GENERAL. 	Net earnings for 1997 increased
49.7% to $1.1 million from $716,530 in 1996.
In 1996, the Company had an expense of
$449,000, a one-time assessment to
recapitalize the SAIF of the FDIC. Absent this expense, net earnings, net of tax would have been $1.0 million in 1996. Net interest income increased $270,400 or 7.5% to $3.9 million, compared to $3.6 million in 1996. Gains on sale of loans increased
31.7%, or $23,931, to $99,381, while fees
and service charges decreased $10,225, or 2.0%, to $506,899. Non-interest expense increased $193,389, exclusive of the FDIC special assessment recorded in 1996, or 6.9%, to $3.0 million. This increase was due in large part to the opening of the new branch facility in Topeka in May, 1997.

INTEREST INCOME. Interest income increased
$258,961, or 3.4% to $7.9 million from $7.7
million in 1996. Average interest-earning assets increased from $98.7 million in 1996 to $100.1 million in 1997. The average yield on interest-earning assets increased slightly from 7.8% to 7.9% in 1997. Interest income on loans increased $175,174, or 3.1% to $5.9 million. The increase in interest income on loans was higher due to both an increase in average loans outstanding and loans which repriced at higher rates.
Interest earned on securities increased as securities matured and the proceeds were reinvested in higher yielding securities.
Loans on one-to-four family residences held in the portfolio increased 8.9% to $36.5 million from $33.5 million while commercial real estate increased 78.0% to $25.5 million from $14.3 million. Additionally, consumer, student and non-mortgage commercial loans outstanding at December 31, 1997 increased
77.2% to $27.5 million from $15.5 million.
Prior to the Freedom acquisition, loans on one-to-four family residences held in the portfolio decreased 11.4% to $29.7 million from $33.5 million. Commercial real estate loans increased from $14.3 million to $17.5 million, or 22.2%, and consumer and commercial non-mortgage loans increased
14.2% from $15.5 million to $17.7 million.
Interest income on investment and mortgage-backed securities increased 4.3% to $2.1 million from $2.0 million in 1996.

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

Net interest income increased to $3.9
million in 1997 compared to $3.6 million in 1996. This was the result of the yield on interest-earning assets increasing slightly from 7.8% in 1996 to 7.9% in 1997, while the cost of interest-bearing liabilities remained constant at 4.8%. The Company's ratio of interest-earning assets to interest-bearing liabilities increased to
119.3% in 1997 versus 117.4% in 1996, which
also contributed to the net interest margin increasing from 3.7% in 1996 to 3.9% in 1997.

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

NONINTEREST INCOME. Noninterest income
increased 1.0% to $690,109 in 1997 from
$683,297 in 1996. The increase resulted from an increase of 31.7% in gains on sale of loans from $75,450 in 1996 to $99,381 in
1997. The decrease of 7.6% to $83,829 for other income included a receipt of $69,808 in 1996 in interest on an income tax refund for tax years of 1978 and 1979. Absent this refund, other noninterest income would have increased $62,914, or 300.8%. These increases were partially offset by a decrease in fees and service charge income of $10,225 from $517,124 to $506,899, or
2.0%, and a loss of sale of investment
securities available for sale of $21,309 as the Company sought to reposition its portfolio and lengthen its maturities. Some lower-yield, short-term securities were sold and the proceeds reinvested in intermediate maturity securities with higher yields.

NONINTEREST EXPENSE. Noninterest expense decreased $255,611, or 7.9%, to $3.0 million primarily due to the $449,000 one-time 1996
FDIC assessment. Stationery, printing and office supplies also decreased $14,516, or 17.0%, as a result of the change of name and the consolidation of the bank subsidiaries in 1996. Additionally, there were decreases in professional fees of $33,033, or 21.9%, from $151,041 in 1996 to $118,008 in 1997, and regular FDIC premiums from $121,633 in 1996 to $47,116, or 61.3% in 1997.
Partially offsetting these decreases was a 14.4% increase in occupancy and equipment expense to $431,110 in 1997 from $376,823 in
1996, due in large part to the new Topeka branch facility opened in May. Compensation and benefits increased from $1.2 million in 1996 to $1.4 million, also largely due to the new branch. Other operating expenses increased $70,833, or 11.8%.

CAPITAL RESOURCES AND LIQUIDITY

ASSET QUALITY AND DISTRIBUTION.  The
Company's total assets were $135.8 million at December 31, 1998 compared to $144.8 million at December 31, 1997. This decrease was partially a result of the sale of the Beloit branch, which was completed June 5, 1998. Additionally, loans outstanding for
1-4 family homes decreased due to the
refinancing and sale of those loans to the secondary market. The Company's primary ongoing sources of funds are deposits, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition, and the restructuring of the financial services industry.

	The primary investing activities of the
Company are the origination of loans and the purchase of investment securities. During the years ended December 31, 1998, 1997 and 1996, the Company purchased investment securities in the amount of $27.1 million, $9.3 million and $15.6 million, respectively. These purchases were funded primarily by deposits, proceeds from the sale of fixed rate mortgage loans and maturing securities. Generally, the Company originates fixed rate mortgage loans for immediate sale and does not originate and warehouse those loans for resale in order to speculate on interest rates. During the years ended December 31, 1998, 1997 and
1996, the Company originated loans for sale of approximately $33.0 million, $14.7 million and $9.7 million, respectively.
During the years ended December 31, 1997 and 1996, the Company's ability to originate quality loans for retention in the portfolio exceeded the volume of loans originated for sale. The dramatic increase in the volume of fixed rate mortgage loans originated for resale in 1998, many of which were refinances out of the Company's existing loan portfolio, resulted in a decline in net loans of $10.4 million, while the excess available funds were invested in investment securities. Management will continue its efforts to diversify the loan portfolio.


LOAN PORTFOLIO COMPOSITION COMPARISON

                        Balance      Balance
Type                    12/31/98     12/31/97   %Change


1-4 Family Residence  $25,058,459 $36,474,564 (31.30%)
Commercial
Real Estate            25,473,084  25,470,886   0.01%
Consumer &
Commercial
Non-Mortgage           25,336,172  27,549,571  (8.03%)
                      $75,867,715 $89,495,021

	Management believes that the quality of
the loan portfolio continues to be strong.
As of December 31, 1998, twenty-three real estate loans were more than 30 days past due, with a total balance of $1,018,869, which was 1.3% of total loans outstanding.
Additionally, four residential mortgage
loans totaling $79,902 were on non-accrual status as of December 31, 1998. Excluding guaranteed student loans, there were nine consumer loans in the amount of $18,901, or less than 0.1% of the portfolio over 30 days past due and six on non-accrual with a balance of $26,103. Nine commercial loans totaling $151,675, or 0.2% of the total loan portfolio, were past due over 30 days. Six commercial loans with a balance of $38,304 were on non-accrual.

LIABILITY DISTRIBUTION.  At December 31,
1998, total deposits decreased $7.1 million from December 31, 1997 with the sale of the Beloit branch making up $2.8 million of this amount, along with approximately $3.0 million in public funds withdrawn just prior to the sale. Borrowings decreased $821,427 as FHLB advances were paid in full as they matured and quarterly payments were made on others. In addition, $1,150,000 was paid on funds borrowed for the acquisition and there was a decrease of $549,615 in securities sold under agreement to repurchase.

	The deposit base continues to diversify
consistent with management's overall efforts
to lower interest costs.  Noninterest-
bearing demand deposits and NOW accounts at
the end of  1998 totaled $32.9 million, or
28.6% of deposits, compared to $34.2
million, or 28.0% of deposits at December
31, 1997.   Money market deposit accounts
were 15.3% of the portfolio and totaled
$17.7 million, compared to $18.7 million at December 31, 1997 and savings accounts totaled $10.3 million compared to $7.0 million at December 31, 1997. Certificates of deposit were $54.2 million, or 47.1% of the portfolio compared to $62.4 million, or 51.0% at December 31, 1997. The decreases were primarily due to the sale of the Beloit branch.

	Certificates of deposit at December 31,
1998, which were scheduled to mature in one year or less totaled $40.4 million.
Historically, maturing deposits have
remained and management believes that a
significant portion of the deposits maturing in one year or less will remain with the Company upon maturity.


DEPOSIT PORTFOLIO COMPOSITION COMPARISON
                        Balance          Balance
Type                    12/31/98         12/31/97    % Change
DDA                   $9,307,879      $12,882,942    (27.75%)
NOW                   23,595,955       21,299,194     10.78%
MMDA                  17,653,265       18,671,116     (5.45%)
Savings               10,327,847        6,974,204     48.09%
Certificates          54,177,076       62,381,081    (13.15%)
                    $115,062,022     $122,208,537


CASH FLOWS. Cash flows provided by operating activities equalled $1.4 million for the year ended December 31, 1998, compared to cash flows used in operating activities equalling $110,458 in 1997. This increase in cash flows provided by operating activities resulted from the increased depreciation and amortization, the stabilization of loans held for sale and accrued expenses and other liabilities.

	Net cash provided by investing
activities was $2.9 million in 1998 compared to net cash used in investing activities of $1.1 million in 1997. Net loans decreased approximately $10.4 million in 1998 versus an increase of $1.5 million in 1997.
Maturities and prepayments of investment securities held-to-maturity were $3.7 million in 1998 versus $4.6 million in 1997.
Maturities and prepayments of investment securities available-for-sale were $13.9 million in 1998 versus $4.5 million in 1997.
No purchases of securities held-to-maturity were made in 1998 or 1997. Purchases of securities available-for-sale in 1998 were
$27.1 million compared to $9.3 million in 1997.

	Net cash used in financing activities
was $7.1 million in 1998 compared to $3.4 million provided in 1997. Exclusive of the sale of the Beloit branch and the withdrawal of Beloit's public funds of approximately
$3.0 million just prior to the sale,
deposits decreased $1.4 million in 1998
compared to an increase of $1.4 million in 1997 and FHLB advances decreased $821,427 in 1998 compared to a decrease of $800,000 in 1997. In addition, $1,150,000 was paid on the line of credit utilized by the Company to finance the purchase of Freedom.

LIQUIDITY. The Company's most liquid assets are cash and cash equivalents and investment securities available for sale. The level of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At
December 31, 1998 and 1997, these liquid assets totaled $52.3 million and $42.1 million, respectively. During periods in which the Company is not able to originate a sufficient amount of loans and/or periods of high principal prepayments, the Company increases its liquid assets by investing in short-term U.S. Government and agency securities or high grade municipal securities.

	Liquidity management is both a daily
and long-term function of management's
strategy.  Excess funds are generally
invested in short-term investments. In the event the Company requires funds beyond its ability to generate them internally, additional funds are available through the use of FHLB advances, a line of credit with the FHLB or through sales of securities. At
December 31, 1998, the Company had
outstanding FHLB advances of $4.6 million and no borrowing was outstanding on its $15 million line of credit with the FHLB.
Additionally, the Company has guaranteed a loan made to the Company's Employee Stock
Ownership Plan (the "ESOP"), with an
outstanding balance of $222,351 at December
31, 1998, to fund the ESOP's purchase of shares in the Company's 1993 common stock offering. The total borrowings by the Company were $6.5 million at December 31,
1998, which included $1.7 million borrowed by the Company for the acquisition of Freedom, compared to $9.1 million at December 31, 1997.

	At December 31, 1998, the Company had
outstanding loan commitments of $16.4
million. Management anticipates that
sufficient funds will be available to meet current loan commitments. These commitments consist of letters of credit, unfunded lines of credit and commitments to finance real estate loans.

CAPITAL. The Federal Reserve Board has
established capital requirements for bank holding companies which generally parallel the capital requirements for national banks under the Office of the Comptroller of the Currency (the "OCC ") regulations. The regulations provide that such standards will generally be applied on a bank-only (rather than a consolidated) basis in the case of a bank holding company with less than $150 million in total consolidated assets, such as the Company. The Company's total capital of $13.2 million is, however, well in excess of the Federal Reserve Board's consolidated minimum capital requirements.

At December 31, 1998, the Bank continued to maintain a sound Tier 1 capital ratio of 9.14% and a risk based capital ratio of 17.35%. As shown by the following table, the Bank's capital exceeded the minimum capital requirements: (dollars in thousands)

              	Amount        	Percent	       Required
Tier 1 Leverage
Capital        $12,250	        9.14%	         4.00%
Risk Based
Capital        $13,201	       17.35%         	8.00%


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

DIVIDENDS

	During 1998, dividends of $.25 per
share were paid to the stockholders and a 5% stock dividend was paid during August 1998.
The cash and stock dividends are consistent with those paid during 1997.

		The payment of dividends by any
financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations.
As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 1998. The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank's current year's net earnings plus the adjusted retained earnings for the two preceding years. As of December
31, 1998, approximately $733,000 was
available to be paid as dividends to the Company by the Bank.

RECENT ACCOUNTING DEVELOPMENTS

	The Company adopted Statement of
Financial Accounting Standard (SFAS) Nos.
125 and 127 relating to transfers and
servicing of financial assets and
extinguishments of liabilities during 1997 and 1998, according to the required implementation dates. The adoption of SFAS
Nos. 125 and 127 did not have a material effect on the financial statements.

	SFAS No. 130, "Reporting Comprehensive
Income", adopted by the Company during 1998, requires the reporting of comprehensive income and its components in 1998 financial statements. Comprehensive income is defined as the change in equity from transactions and other events and circumstances from non-owner sources, and excludes investments by and distributions to owners. Comprehensive income includes net income and other items of comprehensive income meeting the above criteria. The Company's only component of other comprehensive income is unrealized holding gains and losses on available for sale securities.

	The Company also adopted SFAS No. 131,
"Disclosures about Segments of an Enterprise and Related Information", which requires reporting about operating segments, products and services, geographic areas and major customers. Its objective is to provide information about the different types of business activities and economic environments in which businesses operate.
The adoption of SFAS No. 131 did not require any additional disclosure.

	The Financial Accounting Standards
Board ("FASB") issued SFAS No. 133,
"Accounting for Derivative Instruments and
Hedging Activities", in June 1998.  SFAS No.
133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes adoption of SFAS No. 133 will not have a material effect on the Company's financial position or results of operations, nor will adoption require additional capital resources.

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

	The Company's data processing provider
and those vendors providing mission critical systems and software which have been contacted have indicated their hardware and/or software is Year 2000 compliant.
Testing of the mission critical systems and software was completed as of December 31, 1998 with all final testing on non-mission critical items to be completed by March 31, 1999. Additionally, alarms, elevators, heating and cooling systems, and other computer-controlled mechanical devices on which the Company relies have been evaluated and no significant problems are anticipated with such systems.

	While there will be expenses incurred
during the next year, the Company has not identified any situations at this time that it anticipates will require material expenditures in order to become fully compliant. It is currently estimated that total Year 2000 costs could be approximately
$150,000, almost all of which has already been recognized and of which a material component was the reallocation of existing employee time to the Year 2000 project. In the event utility company services to the Company are significantly curtailed or interrupted, it would have an adverse effect on the Company's ability to conduct its business. However, the Year 2000 problem is pervasive and complex and can potentially affect any computer process. Accordingly, no assurance can be given that Year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future financial results.

	An analysis has been done of the
Company's borrowing customers. The Company has initiated a program to communicate with identified key bank customers to ensure they are properly prepared for the Year 2000.
The Company does not anticipate that these credit customers will cause serious adverse consequences on the operations of the Company. This same analysis has been performed for large depositors and funds providers with similar results.

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

	The Company has been successful in
meeting the interest rate sensitivity
objectives set forth in its policy.
Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at December 31, 1998 and forecasting volumes for the twelve month projection.
This position is then subjected to a shift in interest rates of 200 basis points rising and 200 basis points falling with an impact to the Company's net interest income on a one year horizon as follows:


                    $ change in net interest       % of net
Scenario              income                       int. income
200 basis point rising    $16,800                   0.31%
200 basis point falling  ($86,400)                 (1.61%)


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

	Following is the "static gap" schedule
for the Company. All loans are based on
scheduled repricing, with no prepayment
assumptions. The Company's mortgage backed securities included published prepayment assumptions, while all other investments assume no prepayments. All assets are reflected at amortized cost.

	Certificates of deposit reflect
contractual maturities only. Money market accounts are rate sensitive and accordingly, a higher percentage of the accounts have been included as repricing immediately in the first period. Savings and NOW accounts are not as rate sensitive as money market accounts and for that reason a significant percentage of the accounts are reflected in the 2 to 5 years category.

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

(CAPTION>

INTEREST-EARNING ASSETS AND INTEREST-BEARING
LIABILITIES REPRICING SCHEDULE ("GAP" TABLE)

At December 31, 1998

(dollars in thousands)
3 months More than 3 More than 1 Over 5 Total
or less  to 12       to 5 years  years
         months


Interest-earning
assets:
Overnight
investments         $2,703   $-      $-      $-       $2,703
Investment
securities           3,155  10,014  35,758   1,354    50,281
Loans               12,637  27,438  20,871  14,922    75,868
Total interest-
earning assets     $18,495 $37,452 $56,629 $16,276  $128,852

Interest-bearing
liabilities
Certificates
of deposit         $14,524 $25,853 $13,800  $-       $54,177
Money market
deposit accounts     9,303   -       8,350   -        17,653
Savings and
NOW accounts         4,913   -      29,011   -        33,924
Borrowed money       1,700   -       3,830  1,000      6,530
Total interest-
bearing liabilities $30,440 $25,853 $54,991 $1,000  $112,284

Interest sensitivity
gap per period    $(11,945) $11,599 $1,638 $15,276 $16,568
Cumulative
interest
sensitivity gap   $(11,945) $(346)  $1,292 $16,568

Cumulative gap
as a percent of
total interest-
earning assets     (9.27%)  (.27%)   1.00% 12.86%

Cumulative interest
sensitive assets
as a percent of
cumulative interest
sensitive
liabilities       60.76%   99.39%  101.16%  114.76%


SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995.

This annual report, including the
President's Letter to Stockholders,
contains certain forward-looking
statements within the meaning of Section
27A of the Securities Act of 1993, as
amended and Section 21E of the Securities
Exchange Act of 1934, as amended.  The
Company intends such forward-looking
statement to be covered by the safe
harbor provisions for forward-looking
statements contained in the Private
Securities Reform Act of 1995, and is
including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect,"
"intend," "anticipate," "estimate,"
"project" or similar expressions.  The
Company's ability to predict results or
the actual effect of future plans or
strategies is inherently uncertain.
Factors which could have a material
adverse affect on the operations and
future prospects of the Company and the
subsidiary include, but are not limited
to, changes in: interest rates, general
economic conditions,
legislative/regulatory changes, monetary and fiscal policies of the U.S.
Government, including policies of the U.S.
Treasury and the Federal Reserve Board,
the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines.
These risks and uncertainties should be
considered in evaluating forward-looking statements and undue reliance should not be place on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

Independent Auditors' Report

The Board of Directors
MNB Bancshares, Inc.:

We have audited the accompanying
consolidated balance sheets of MNB
Bancshares, Inc. and subsidiaries (the
Company) as of December 31, 1998 and 1997 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the years in the three-year period ended
December 31, 1998, in conformity with
generally accepted accounting principles.

(Insert Electronic Signature Here)

January 19, 1999


MNB BANCSHARES, INC. AND SUBSIDIARIES
MANHATTAN, KANSAS

Consolidated Balance Sheets

December 31, 1998 and 1997

Assets             1998          1997


Cash and cash equivalents:
Cash                  $3,875,529    3,398,451
Interest-bearing
deposits in other
financial
institutions           --           3,300,000
Total cash and
cash equivalents       3,875,529    6,698,451
Investment securities:
Held-to-maturity       2,266,343    6,669,809
Available-for-sale    48,384,518   35,409,475
Loans, net            74,297,243   87,980,366
Loans held for sale      755,747      743,762
Premises and equipment,
net of accumulated
depreciation           2,231,850    2,597,658
Accrued interest
and other assets       4,019,000    4,652,570
Total assets        $135,830,230  144,752,091

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Noninterest bearing
demand               $9,307,879   12,882,942
Money market and NOW 41,249,220   39,970,310
Savings              10,327,847    6,974,204
Time, $100,000 and
greater               7,832,855   11,631,384
Time, other          46,344,221   50,749,697
Total deposits      115,062,022  122,208,537

Federal Home
Loan Bank advances    4,607,150    5,428,577
Other borrowings      1,922,351    3,670,802

Accrued interest
and expenses,
taxes, and
other liabilities       997,034    1,168,326
Total liabilities   122,588,557  132,476,242

Stockholders' equity:
Common stock,
$.01 par;
3,000,000 shares
authorized;
1,367,976 and
1,284,460 shares
issued and
outstanding at
1998 and 1997          13,680         12,845

Additional paid-in
capital             8,199,525      7,122,795
Retained earnings   5,021,547      5,341,952
Unearned employee
benefits             (222,351)      (271,187)
Accumulated other
comprehensive income  229,272         69,444

Total stockholders'
equity             13,241,673     12,275,849

Commitments and contingencies

Total liabilities
and stockholders'
equity          $135,830,230     144,752,091


See accompanying notes to consolidated
financial statements.


MNB BANCSHARES, INC. AND SUBSIDIARIES
MANHATTAN, KANSAS

Consolidated Statements of Earnings
Years ended December 31, 1998, 1997,
and 1996

                  1998          1997          1996


Interest income:
Loans            $7,326,727     5,879,204     5,704,030
Investment
securities        2,714,558     1,944,663     1,852,665
Other               248,150       105,003       113,214

Total interest
income           10,289,435     7,928,870     7,669,909

Interest
expense:
Deposits         5,035,706      3,850,889     3,859,838
Other
borrowings         557,267        186,822       189,312
Total interest
expense          5,592,973      4,037,711     4,049,150
Net interest
income           4,696,462      3,891,159     3,620,759
Provision for
loan losses         90,000         60,000        15,000
Net interest
income after
provision for
loan losses      4,606,462      3,831,159     3,605,759
Noninterest income:
Fees and
service
charges           735,459         506,899       517,124
Gains on sales
of loans          384,427          99,381        75,450
Other              92,402          83,829        90,723
Total non-
interest
income          1,212,288         690,109       683,297

Noninterest expense:
Compensation
and benefits    2,043,450        1,429,665     1,220,615
Occupancy
and equipment     632,727          431,110       376,823
Federal deposit
insurance
premiums           51,342           47,116       570,633
Data processing   139,714          101,878       115,312
Amortization      245,958          106,816       112,097
Stationery,
printing and
office supplies    95,801           70,889        85,405
Professional fees 212,424          118,008       151,041
Other             937,164          672,099       601,266
Total noninterest
expense         4,358,580        2,977,581     3,233,192

Earnings before
income taxes    1,460,170        1,543,687     1,055,864
Income taxes      478,142          471,143       339,334
Net earnings     $982,028        1,072,544       716,530

Earnings per share:
Basic                $.72              .80           .53
Diluted               .70              .77           .51

See accompanying notes to consolidated
financial statements.



MNB BANCSHARES, INC. AND SUBSIDIARIES
MANHATTAN, KANSAS

Consolidated Statements of Stockholders'
Equity Years ended December 31, 1998, 1997, and 1996

                                                            Accumulated
                             Additional          Unearned   other
                    Common   paid-in   Retained  employee   comprehensive
                    stock    capital   earnings  benefits   income         Total


Balance
at 12/31/95  $11,530 5,720,939 5,410,733 (355,915) 22,962 10,810,249

Comprehensive income:
Net earnings      -     -        716,530    -        -       716,530
Change in fair value of investment
securities
available-
for-sale,
net of tax       -      -        -         -     (41,718)    (41,718)
Total compre-
hensive income   -      -        716,530   -     (41,718)    674,812

Dividends paid
($.14 per share) -      -       (191,791)  -       -        (191,791)
Reduction of
unearned employee
benefits        -       -        -        40,895   -          40,895
5% stock dividend
(57,402 shares) 574 594,025  (594,599)     -       -          -
Balance at
12/31/96   12,104  6,314,964  5,340,873 (315,020) (18,756) 11,334,165

Comprehensive income:
Net earnings  -       -       1,072,544    -       -        1,072,544
Change in fair
value of investment
securities
available-for-sale,
net of tax     -      -           -        -       88,200      88,200
Total compre-
hensive income -      -      1,072,544     -       88,200   1,160,744

Dividends paid
($.24 per share) -     -     (319,866)     -         -       (319,866)
Reduction of
unearned
employee benefits  -   -       -       43,833        -         43,833
Issuance of 13,488
shares under stock
option plan      135   56,838  -           -         -         56,973
5% stock dividend
(60,542 shares)  606 750,993 (751,599)     -         -            -
Balance at
12/31/97      12,845 7,122,795 5,341,952 (271,187) 69,444  12,275,849

Comprehensive income:
Net earnings     -        -      982,028   -         -        982,028
Change in fair
value of investment
securities
available-for-sale,
net of tax       -        -       -        -      159,828     159,828
Total
comprehensive
income          -        -       982,028   -      159,828   1,141,856

Dividends paid
($.25 per share) -       -      (333,891)  -        -        (333,891)
Reduction of
unearned employee
benefits        -        -         -      48,836    -          48,836
Issuance of 18,672
shares under stock
compensation plans  187  108,836   -       -        -         109,023
5% stock dividend
(64,844 shares)     648  967,894 (968,542) -        -         -
Balance at
12/31/98        $13,680  8,199,525 5,021,547 (222,351) 229,272 13,241,673

See accompanying notes to consolidated
financial statements.


MNB BANCSHARES, INC. AND SUBSIDIARIES
MANHATTAN, KANSAS


Consolidated Statements of Cash Flows
Years ended December 31, 1998, 1997,
and 1996

             1998          1997          1996

Cash flows
from operating
activities:
Net earnings      $982,028           1,072,544           716,530
Adjustments
to reconcile
net earnings
to net cash
provided by
operating
activities:
Provision for
loan losses        90,000             60,000              15,000
Depreciation and
amortization      561,196            211,635             315,757
Amortization
of loan fees      (55,232)           (67,873)            (44,858)
Deferred
income taxes     (114,600)          (116,929)            (53,365)
Net (gain)
loss on sales
of investment
securities
available-
for-sale,
premises and
equipment and
other
real estate     (11,068)              (9,907)             22,667
Net gain on
sales of loans (384,427)             (99,381)            (75,450)
Proceeds from
sale of loans  33,323,344           14,260,381          10,316,625
Origination of
loans for sale (32,950,902)        (14,725,572)         (9,721,236)
Accretion of
discounts and
amortization of
premiums on
investment
securities, net 43,173      (40,931)     12,969
Changes in assets and liabilities:
Accrued interest
and other assets  94,175      100,857      138,334
Accrued expenses,
taxes and other
liabilities     (136,729)     (755,282)     744,068
Net cash provided
by (used in) operating
activities     1,440,958      (110,458)     2,387,041
Cash flows from
investing activities:
Net (increase)
decrease in loans     10,368,287      (1,476,399)     (485,488)
Maturities and
prepayments of investment
securities
held-to-maturity     4,344,489      4,583,747      6,905,474
Purchases of
investment securities
held-to-maturity        -              -           (898,789)
Proceeds from
sale of branch     973,284             -               -
Maturities and prepayments of investment
securities
available-for-sale  13,864,202      4,465,881      4,159,394
Purchases of investment securities
available-for-sale     (27,114,772)     (9,340,259)     (14,681,433)
Proceeds from sale of investment securities
available-for-sale     560,024      2,582,280      3,511,808
Proceeds from sales
of foreclosed assets     142,879      53,922      7,279
Purchases of
premises and
equipment, net     (260,359)     (352,578)     (152,860)
Net cash paid
in acquisitions     -            (1,650,353)     -
Net cash provided by (used in)
investing activities     $2,878,034      (1,133,759) (1,634,615)
Cash flows from financing activities:
Net increase
(decrease)
in deposits     $(4,396,004)     1,435,787      310,507
Net increase
(decrease) in
securities sold
under agreements
to repurchase     (549,615)     149,615      -
Federal Home Loan Bank advances (repayment)
and federal
funds
purchased, net     (821,427)     (800,000)     775,000
Proceeds (repayments)
from notes payable     (1,150,000)     2,850,000      -
Issuance of common
stock under stock
option plan     109,023      56,973      -
Payment of dividends     (333,891)     (319,866)     (191,791)
Net cash provided
by (used in) financing
activities     (7,141,914)     3,372,509      893,716
Net increase (decrease) in
cash and cash equivalents     (2,822,922)     2,128,292      1,646,142
Cash and cash
equivalents at
beginning of year     6,698,451      4,570,159      2,924,017
Cash and cash
equivalents at
end of year     $3,875,529      6,698,451      4,570,159

Supplemental disclosure of cash flow
information:
Cash paid during
the year for
income taxes     $702,000      619,000      531,000
Cash paid during
the year for interest     $5,623,000      3,949,000      4,206,000
Supplemental schedule of noncash investing
and financing
activities:
Transfer of loans
to real estate owned     $39,000      -       29,000
Bank acquisition:
Liabilities assumed     -       37,617,000      -
Fair value of
assets acquired         -       39,267,000      -
Branch sale:
Liabilities sold     $2,769,000      -          -
Assets sold           3,742,000      -          -

See accompanying notes to consolidated
financial statements.


	(1)	Summary of Significant Accounting
Policies

(a)	Principles of Consolidation
The accompanying consolidated financial
statements include the accounts of MNB
Bancshares, Inc. (the Company) and its
wholly-owned subsidiaries, principally
Security National Bank (the Bank, including the merger with the former Citizens State
Bank on December 31, 1997). Intercompany balances and transactions have been eliminated in consolidation.

(b)	Investment Securities
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

(c)	Loans and Related Earnings
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
The Company's core deposit intangible asset and goodwill is being amortized over ten
(accelerated) and fifteen (straight-line) years, respectively. When facts and circumstances indicate potential impairment, the Company evaluates the recoverability of asset carrying values, including intangible assets, using estimates of undiscounted future cash flows over remaining asset lives. When impairment is indicated, any impairment loss is measured by the excess of carrying values over fair values. No impairment losses have been recorded during 1998, 1997, or 1996.

Goodwill and core deposit amortization was $245,958 and $106,816 in 1998 and 1997, respectively. The remaining unamortized
balances of such assets at December 31, 1998 and 1997 aggregated $2,533,443 and
$2,899,067, respectively.

(h)	Income Taxes
The Company files a consolidated federal income tax return with its subsidiaries, and records deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(i)	Use of Estimates
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles.
Actual results could differ from those
estimates.

(j)	Comprehensive Income
Effective January 1, 1998, the Company
adopted the provisions of Statement of
Financial Accounting Standards (SFAS) No.
130, Reporting Comprehensive Income.
Comprehensive income is defined as the
change in equity from transactions and other events and circumstances from nonowner sources, and excludes investments by and distributions to owners. Comprehensive income includes net income and other items of comprehensive income meeting the above criteria. The Company's only component of other comprehensive income is the unrealized holding gains and losses on available-for-sale securities as shown below.



                                 For the years ended December 31


                                   1998         1997         1996

Unrealized holding gains (losses)  $268,694     120,875     (80,674)
Less - reclassification
adjustment for gains
included in net income               10,795     (21,309)    (15,213)
Net unrealized gains (losses)
on securities                        257,899    142,184     (65,461)
Income tax expense (benefit)          98,071     53,984     (23,743)
Other comprehensive income (loss)   $159,828     88,200     (41,718)


(k)	Segment Information
Effective January 1, 1998, the Company
adopted the provisions of SFAS No. 131,
Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires public business enterprises to report financial and descriptive information about its reportable operating segments.
Operating segments are components of an
enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has one reportable operating segment. The adoption of SFAS No. 131 had no effect on the Company's consolidated financial statements.

(l)	Earnings Per Share
Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during each year.
Diluted earnings per share include the
effect of all potential common shares
outstanding during each year. Earnings per share for all periods presented have been adjusted to give effect to the 5% stock dividends paid by the Company annually since
1994 and the two-for-one stock split
declared on January 21, 1998.

The shares used in the calculation of basic and diluted income per share, which have been restated for the annual 5% stock dividends and the 1998 stock split, are shown below:


                              For the years ended
                              December 31,

                        1998          1997          1996


Weighted average common
shares outstanding     1,360,925     1,341,585     1,334,521
Stock options             51,967        55,007        56,534

                       1,412,892     1,396,592     1,391,055

	(2)	Acquisitions
On December 31, 1997, the Company acquired
100% of the outstanding common stock of
Freedom Bancshares, Inc. (Freedom) and its wholly-owned subsidiary, Citizens State
Bank, with branches in Osage City and
Beloit, Kansas. Subsequently, Security
National Bank and Citizens State Bank were merged. Freedom had consolidated assets of approximately $43 million. The purchase price, including related costs of acquisition, consisted of cash of approximately $5.3 million. The acquisition, which was accounted for as a purchase, resulted in goodwill of approximately $2.2 million. The Company sold the Beloit branch in 1998. The sale of the branch included approximately $3.3 million of loans and $2.8 million of deposits. A premium of approximately $120,000, net of tax, was received from the buyer and offset against the goodwill recorded in the Freedom acquisition. Pro forma 1997 revenues, net earnings, and diluted earnings per share amounts, as if the Freedom acquisition had been consummated January 1, 1997, are as follows:


Net interest income plus other income           $6,060,979
Net earnings                                     1,002,733
Diluted earnings per share                             .75

	(3)	Investment Securities
A summary of investment securities
information is as follows:


                                   Gross          Gross
                  Amortized        unrealized     unrealized     Estimated
December 31, 1998      cost        gains          losses         fair value


Held-to-maturity:
Municipal obligations      2,143,997   26,000         -         2,170,000
Mortgage-backed
securities                   122,346    4,000         -           126,000
Total                     $2,266,343   30,000         -         2,296,000

Available-for-sale:
U. S. government and agency
obligations              $17,837,191  225,305         -        18,062,496
Municipal obligations      6,502,706   56,572      12,925       6,546,353
Mortgage-backed securities 20,899,389  103,714      4,757      20,998,346
FHLB stock                  1,315,500     -           -         1,315,500
Other investments           1,459,938    1,885        -         1,461,823
Total                     $48,014,724  387,476     17,682      48,384,518



                                   Gross       Gross
                     Amortized     unrealized   unrealized   Estimate
                     cost          gains        losses       fair value

December 31, 1997
Held-to-maturity:
U. S. government and agency
obligations                $3,026,592       4,000      -      3,031,000
Municipal obligations       2,286,210      16,000     2,000   2,300,000
Mortgage-backed securities  1,249,202       4,000      -      1,253,000
Other investments             107,805         -        -        108,000
Total                      $6,669,809      24,000     2,000   6,692,000

Available-for-sale:
U. S. government and agency
obligations               $23,010,128      58,460     7,835  23,060,753
Municipal obligations         800,963      11,472     1,521     810,914
Mortgage-backed securities 10,100,389      63,612    12,293  10,151,708
FHLB stock                  1,223,000        -         -      1,223,000
Other investments             163,100        -         -        163,100
Total                     $35,297,580     133,544    21,649  35,409,475


Maturities of investment securities at
December 31, 1998 are as follows:


                                        Amortized        Estimated
                                        cost             fair value


Held-to-maturity:
Due in less than one year           $529,300              533,771
Due after one year
but within five years              1,614,697            1,636,694
Mortgage-backed securities           122,346              125,898
Total                             $2,266,343            2,296,363

Available-for-sale:
Due in less than one year         $6,833,873            6,875,618
Due after one year
but within five years             16,563,240           16,768,710
Due after five years                 942,784              964,521
Mortgage-backed securities
and other investments             23,674,827           23,775,660
Total                            $48,014,724           48,384,509



Except for U. S. government and agency
obligations, no investment in a single
issuer exceeded 10% of stockholders' equity.


At December 31, 1998 and 1997, securities pledged to secure public funds on deposit had a carrying value of approximately $28 million and $30 million, respectively.

	(4)	Loans
Loans consist of the following at December
31:


                                       1998          1997

Mortgage loans:
One-to-four family residential      $25,058,459    36,474,564
Commercial                           25,473,084    25,470,886
Commercial loans                     17,130,905    18,305,041
Consumer loans                        5,817,509     6,357,088
Student loans                         2,387,758     2,887,442
Total                                75,867,715    89,495,021

Less:
Loans in process                        191,015        59,678
Deferred loan fees                       87,556       119,953
Allowance for loan losses             1,291,901     1,335,024
Loans, net                          $74,297,243    87,980,366


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

A summary of the activity in the allowance for loan losses is as follows:


                              1998          1997      1996
Balance at beginning of year  $1,335,024    819,660   826,364
Provision                         90,000     60,000    15,000
Allowance for loan
loss of acquired bank              -        461,389       -
Charge-offs                     (170,977)   (17,398)  (27,136)
Recoveries                        37,854     11,373     5,432

Balance at end of year        $1,291,901  1,335,024   819,660


At December 31, 1998 and 1997, impaired
loans, including nonaccrual loans, as
defined by SFAS No. 114, aggregated
approximately $144,000 and $172,000.

The Bank serviced loans for others of $18.7 million and $24.4 million at December 31, 1998 and 1997. Because the Bank sold substantially all loans originated for sale on a servicing released basis, no additional gains on sales or related mortgage servicing assets, as required under SFAS No. 122, were recorded during 1998 or 1997.

The Bank had loans to directors and officers at December 31, 1998, which carry terms similar to those for other loans. A summary of such loans is as follows:

Balance at beginning of year               $1,859,515
New loans                                     404,954
Payments                                   (1,232,425)
Balance at end of year                     $1,032,044

	(5)	Premises and Equipment
Premises and equipment consist of the
following at December 31:


                            1998      1997
Land                    $353,412    353,412
Office buildings and
improvements           2,043,942  2,421,693
Furniture and
equipment              1,750,643  1,601,511
Automobiles              142,520    142,520
Total                  4,290,517  4,519,136

Less accumulated depreciation   2,058,667   1,921,478
Total                 $2,231,850  2,597,658


	(6)	Time Deposits
Maturities of time deposits are as follows at December 31, 1998:

Year                  Amount
1999             $40,376,961
2000               8,367,551
2001               3,657,052
2002               1,680,318
2003                  95,194
Total            $54,177,076

During 1996, the Federal Deposit Insurance
Corporation imposed a one-time special
assessment on Savings Association Insurance
Fund (SAIF) assessable deposits. The
assessment on the Company's SAIF deposits was $449,000 and is included in federal deposit insurance premiums in the accompanying 1996 consolidated statement of earnings.

	(7)	Federal Home Loan Bank Advances
Long-term advances from the FHLB at December
31, 1998 and 1997 amount to $4,607,150 and
$5,428,577, respectively. Maturities of such advances at December 31, 1998 are summarized as follows:


Year ending December 31,

                    Amount        Rates

2002             $2,571,432       	6.24 - 6.95%
2003              1,035,718       	6.83 - 7.23
Thereafter        1,000,000       	6.44
                 $4,607,150


The Bank has a $15,000,000 line of credit, renewable annually in September, with the FHLB under which there were no borrowings outstanding at December 31, 1998 and 1997.
Interest on any outstanding balances on the line of credit accrues at the federal funds rate plus .15% (5.65% at December 31, 1998).

Although no loans are specifically pledged, the FHLB requires the Company to maintain eligible collateral that has a lending value at least equal to its required collateral.
Eligible collateral includes single and
multifamily first mortgage loans, mortgage-backed securities, U. S. government and agency obligations, stock in the FHLB and FHLB overnight deposits.

	(8)	Other Borrowings
Other borrowings include a note payable
relating to the Company's Employee Stock
Ownership Plan (the ESOP) (see note 10) with an unrelated financial institution and a line of credit with another unrelated financial institution. The ESOP loan of $222,351 and $271,187 at December 31, 1998 and 1997, respectively, bears interest at the prime rate (7.75% at December 31, 1998), is due in 2002 and is secured by the 39,168 unallocated shares of Company common stock held by the ESOP. The Company's line of credit had outstanding balances of
$1,700,000 and $2,850,000 at December 31,
1998 and 1997, respectively, bears interest at the prime rate less .5%, is due December
31, 2002 and is secured by all of the Bank stock owned by the Company.

	(9)	Income Taxes
Total income tax expense for 1998, 1997, and 1996 is allocated as follows:

                     1998          1997       1996


Operations          $478,142      471,143    339,334
Stockholders' equity  98,071       53,984    (23,743)
                    $576,213      525,127    315,591


The components of income tax expense
allocated to earnings are as follows:


                       1998          1997       1996

Current        $592,742    588,072   392,699
Deferred       (114,600)  (116,929)  (53,365)
                $478,142   471,143   339,334

Federal   $429,736   434,143   271,070
State       48,406    37,000    68,264
          $478,142   471,143   339,334

The reasons for the difference between
actual income tax expense and expected
income tax expense allocated to earnings before extraordinary loss at the 34% statutory federal income tax rate are as follows:


            1998     1997     1996

Expected income
tax expense at statutory
rate      $496,458   524,854   358,994
Tax-exempt interest  (63,000)  (31,900) (37,838)
Nondeductible amortization  59,565  9,406  11,752
State income taxes  31,947  24,420  56,188
Other, net  (46,828)   (55,637)  (49,762)
             $478,142  471,143  339,334

The tax effects of temporary differences that give rise to the significant portions of the deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:

            1998      1997        1996
Deferred tax assets:
Unrealized loss on investment
securities	available-for-sale
            $-      -         11,533
Allowance for
loan losses  412,000   198,400    108,646
Other   20,300   18,400   18,895
Total deferred
tax assets  432,300   216,800   139,074
Deferred tax liabilities:
Unrealized gain on investment
securities
available-for-sale  125,700   42,451    -
Core deposit intangible  64,800   85,500  109,006
FHLB stock dividends  232,300   191,800   167,994
Premises and equipment  -  1,000   7,294
State taxes   8,400   21,800  21,645
Other   112,600   17,100   38,931
Total deferred tax
liabilities   543,800   359,651   344,870
Net deferred tax liability   $111,500   142,851  205,796


	(10)	Employee Benefit Plans
Qualified employees of the Company and the Bank may participate in an employee stock ownership plan. The ESOP borrowed under a bank loan agreement (note 8) with the proceeds used to acquire the Company's common stock. Contributions, along with dividends on unallocated shares of common stock, are used by the ESOP to make payments of principal and interest on the bank loan.
Because the Company has guaranteed the
ESOP's borrowing, the outstanding note
payable balance is recorded as unearned
compensation, which is presented as a
reduction of stockholders' equity in the accompanying consolidated balance sheets.
Unearned compensation is reduced as the
related note payable is reduced. ESOP
contributions by the Bank charged to
compensation and benefits expense in 1998, 1997, and 1996 were approximately $55,000, $50,000, and $57,000, respectively.

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


                    Number of    Weighted average
                    shares       exercise price
                                 per share


Outstanding at
 December 31, 1995  85,068  $ 4.53
Issued  8,000  10.50
Effect of 5% stock dividend  4,642  -

Outstanding at
 December 31, 1996  97,710  4.22
Effect of 5% stock dividend  4,514   -
Exercised  (13,488)  4.22

Outstanding at
 December 31, 1997  88,736  4.65
Effect of 5% stock dividend  3,761  -
Issued  4,071    13.13
Exercised  (17,192)  5.20

Outstanding at
 December 31, 1998  79,376  $4.75

Options exercisable
 at December 31, 1998  69,790  $3.92


Options outstanding at December 31, 1998
were exercisable at  prices ranging from  $3.92 to $13.13


In accordance with SFAS No. 123, Accounting for Stock-based Compensation, the Company has chosen not to apply the accounting provision of SFAS No. 123 in its consolidated financial statements but rather to disclose pro forma amounts. The fair value of the options granted in 1996 and 1998 were estimated utilizing the following assumptions: dividend yields of 1.2% and 1.8%, volatility of 4.7% and 17.2%, risk-free interest rate of 7.0% and 6.5%, and expected lives of 5 years, respectively. Pro forma net earnings and earnings per share for 1998, 1997, and 1996, applying the disclosure provisions of SFAS No. 123, would be the same as those amounts reflected in the accompanying consolidated statements of earnings.

The Company has adopted an incentive program whereby bonuses are awarded if certain annual profitability thresholds are achieved. The incentive program also allows for discretionary bonuses. The Company recorded bonuses under the incentive programs of approximately $6,000, $75,000, and $53,000 in 1998, 1997, and 1996,
respectively. In 1998, accrued bonuses
payable were used to purchase 1,480 shares of common stock from the Company for $19,703.

	(11)	Fair Value of Financial
Instruments

Fair value estimates of the Company's
financial instruments as of December 31, 1998 and 1997, including methods and assumptions utilized, are set forth below:


                     1998                      1997

              Carrying    Estimated      Carrying   Estimated
              amount      fair value     amount     fair value
Investment securities $50,650,861  50,681,000 42,079,284 42,101,000
Loans, net of unearned fees
and allowance for loan
losses  $74,297,243  73,581,000  87,980,366  85,988,000
Noninterest bearing demand
	deposits  $9,307,879  9,308,000  12,882,942  12,883,000
Money market and NOW
	deposits   41,249,220  41,249,000  39,970,310  39,970,000
Savings deposits  10,327,847  10,328,000  6,974,204  6,974,000
Time deposits  54,177,076  54,548,000  62,381,081  62,449,000
Total deposits  $115,062,022  115,433,000  122,208,537  122,276,000
FHLB advances  $4,607,150  4,761,000  5,428,577  5,439,000
Other borrowings $1,922,351  1,922,000  3,670,802  3,671,000


Methods and Assumptions Utilized
The carrying amount of cash and cash
equivalents, loans held for sale, federal funds sold, and accrued interest receivable and payable are considered to approximate fair value.

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
Current regulatory capital regulations
require financial institutions to meet three different regulatory capital requirements.
Institutions are required to have minimum leverage capital equal to 4% of total average assets, minimum Tier I risk-based capital equal to 4% of total risk-weighted assets, and total qualifying capital equal to 8% of total risk-weighted assets in order to be considered "adequately capitalized."
Management believes that, as of December 31, 1998, the Company meets all capital adequacy requirements to which it is subject. The following is a comparison of the Company's regulatory capital to minimum capital requirements at December 31, 1998 (dollars in thousands):


                                              To be well
                           For capital        capitalized under
                                  adequacy           prompt corrective
                   Actual         purposes           action provisions
             Amount      Ratio    Amount     Ratio   Amount   Ratio

As of December 31, 1998:
Total Capital
(to Risk Weighted Assets)  $13,201   17.35%  $6,085  8.00% $7,607  10.00%

Tier I Capital
(to Risk Weighted Assets)  12,250 16.10  3,043 4.00 4,564 6.00

Tier I Capital
(to Average Assets) 12,250  9.14 5,359  4.00 6,699  5.00

As of December 31, 1997:
Total Capital
(to Risk Weighted Assets)
              $13,153  15.70% $6,684  8.00% $8,354 10.00%

Tier I Capital
(to Risk Weighted Assets) 12,109  14.50 3,342  4.00 5,013  6.00

Tier I Capital
(to Average Assets) 12,109  11.70 4,139  4.00 5,174  5.00


	(13)	Parent Company Condensed Financial
Statements
Following is condensed financial information of the Company as of and for the years ended
December 31, 1998 and 1997:


Condensed Balance Sheets
December 31, 1998 and 1997

Assets           1998            1997
Cash         $77,102           129,987
Investment securities 17,500  171,403
Investment in subsidiary  15,049,128   15,086,801
Other  -     8,337
Total assets $15,143,730   15,396,528
Liabilities and Stockholders' Equity
Borrowed funds  $1,922,351   3,121,187
Other  (20,294)  (508)
Stockholders' equity  13,241,673   12,275,849
Total liabilities and stockholders' equity  $15,143,730  15,396,528


Condensed Statements of Earnings
Years ended December 31, 1998, 1997, and
1996

                1998          1997       1996
Dividends from subsidiary $1,357,335    937,242       650,194
Interest income  10,400    86,582   66,749
Interest expense  (209,485)  -    -
Other expense, net  (98,998)  (69,898)  (115,386)
Income before equity in undistributed
earnings of subsidiary 1,059,252   953,926   601,557
Increase (decrease) in undistributed equity
of subsidiary  (224,227)  43,000   100,485
Net earnings before income taxes  835,025   996,926  702,042
Income tax benefit 147,003   75,618   14,488
Net earnings  $982,028 1,072,544 716,530



Condensed Statements of Cash Flows
Years ended December 31, 1998, 1997, and
1996


                1998         1997       1996

Cash flows from operating activities:
Net earnings  $982,028   1,072,544   716,530

(Increase) decrease in undistributed equity
of subsidiary  224,227   (43,000)  (100,485)
Other  (8,683)  18,215   (21,509)
Net cash provided by operating activities  1,197,572   1,047,759   594,536

Cash flows from investing activities:
Purchase of investment securities  -    (154,907)  (867,137)
Maturity of investment securities 150,000   400,000   950,000
Investment in subsidiary  (25,589)  (5,332,255)  -
Net cash provided by (used in) investing
activities  124,411  (5,087,162)  82,863

Cash flows from financing activities:
Issuance of shares under stock option plan  109,023 56,973 -
Proceeds (repayments) from note payable  (1,150,000)  2,850,000   -
Payment of dividends  (333,891)  (319,866)  (191,791)
Net cash provided by (used in) financing
activities  (1,374,868)  2,587,107   (191,791)
Net increase (decrease) in cash  (52,885)  (1,452,296)  485,608

Cash at beginning of year 129,987   1,582,283   1,096,675
Cash at end of year  $77,102   129,987   1,582,283

Dividends paid by the Company are provided through subsidiary Bank dividends. At
December 31, 1998, the Bank could distribute dividends of up to $733,000 without regulatory approvals.

CORPORATE INFORMATION

DIRECTORS OF MNB BANCSHARES, INC. AND
SECURITY NATIONAL BANK

Brent A. Bowman, Chairman
President
Brent A. Bowman and
  Associates Architects, P.A.

Patrick L. Alexander
President and Chief Executive Officer
MNB Bancshares, Inc. and Security National
Bank

William F. Caton*
Representative
BLC Financial Network of Mid-America, Inc.

Joseph L. Downey
Senior Consultant and Director
Dow Chemical Company

Charles D. Green
Retired Attorney
Arthur-Green LLP

Vernon C. Larson
Retired Assistant Provost and
Director of International Programs
  Kansas State University

Jerry R. Pettle
Dentist
Dental Associates of Manhattan, PA.

Susan E. Roepke
Retired Vice President, Secretary and
Treasurer, MNB Bancshares, Inc.
Retired Senior Vice
President/Secretary/Cashier, Security
National Bank

Donald J. Wissman
Retired President, Grain Industry Alliance

*Bank Director only

EXECUTIVE OFFICERS OF
MNB BANCSHARES, INC.

Patrick L. Alexander
President and Chief Executive Officer

Mark Herpich
Chief Financial Officer
Vice President, Secretary and Treasurer

EXECUTIVE OFFICERS OF SECURITY NATIONAL BANK

Patrick L. Alexander
President and Chief Executive Officer

Mark A. Herpich
Senior Vice President, Secretary and Cashier

Michael E. Scheopner
Executive Vice President, Credit Risk
Manager

Dean R. Thibault
Executive Vice President

Dennis D. Wohler
Senior Vice President

STOCK PRICE INFORMATION

The Company's common stock trades on the Nasdaq Small-Cap Market tier of the Nasdaq
Stock Market under the symbol "MNBB". At
December 31, 1998, the Company had
approximately 450 stockholders of record.
Set forth below are the reported high and low bid prices of the common stock and dividends paid during the past two years.
Information presented below has been
restated to give effect to the 5% stock
dividends paid in 1998 and 1997.


1998          	High	        Low       	Dividends
First Quarter	$17.50      	$12.00     	$0.0625
Second Quarter	16.25       	14.00	      0.0625
Third Quarter	 14.81       	12.00      	0.0625
Fourth Quarter	13.50       	11.00      	0.0625

1997	          High        	Low       	Dividends
First Quarter	$11.38      	$11.38	     $0.0595
Second Quarter	11.38       	10.00     	0.0595
Third Quarter 	11.75       	10.50      	0.0595
Fourth Quarter	13.00       	11.75      	0.0595


CORPORATE HEADQUARTERS
800 Poyntz Avenue
Manhattan, Kansas 66502

ANNUAL MEETING

	The annual meeting of stockholders will
be held at the Kansas State University
Student Union, Room 212 Conference Room,
Manhattan, Kansas 66506, on Wednesday, May
19, 1999 at 2:00 PM.

FORM 10-K
	A copy of the Annual Report on Form 10-
K filed with the Securities and Exchange
Commission may be obtained by stockholders without charge on written request to Patrick
L. Alexander, President and Chief Executive
Officer, MNB Bancshares, Inc., PO Box 308,
Manhattan, Kansas 66505-0308


REGISTRAR AND TRANSFER AGENT
Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ 07016-3572

INDEPENDENT ACCOUNTANTS
KPMG LLP
1000 Walnut, Suite 1600
Kansas City, Missouri 64199

EXHIBIT 21.1

SUBSIDIARIES OF MNB BANCSHARES, INC.

	The only subsidiaries of the Company
are MNB Acquisition Corporation, Inc. and
Security National Bank, a national banking association with its main office located in Manhattan, Kansas, and with branch offices located in Auburn, Osage City, and Topeka,
Kansas.

EXHIBIT 23.1
CONSENT OF KPMG LLP

The Board of Directors
MNB Bancshares, Inc.:

We consent to incorporation by reference in the registration statement (No. 33-51710) on Form S-8 of MNB Bancshares, Inc. of our report, dated January 19, 1999, relating to the consolidated balance sheets of MNB
Bancshares, Inc. and subsidiaries of
December 31, 1998 and 1997 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended
December 31, 1998, which report appears in the December 31, 1998 annual report on Form
10-K of MNB Bancshares, Inc.

Kansas City, Missouri
March 29, 1999

EXHIBIT 99.1

	800 Poyntz Avenue
	Manhattan, Kansas  66505
	(785) 565-2000

	April 16, 1999

Dear Stockholder:

	On behalf of the Board of Directors and
management of MNB Bancshares, Inc., we
cordially invite you to attend the Annual
Meeting of Stockholders of MNB Bancshares,
Inc., to be held at 2:00 p.m. on Wednesday, May 19, 1999, at the Kansas State University
Student Union, 17th and Anderson Avenue,
Manhattan, Kansas. The accompanying Notice of Annual Meeting of Stockholders and Proxy
Statement discuss the business to be
conducted at the meeting. At the meeting we shall report on Company operations and the outlook for the year ahead.

	Your Board of Directors has nominated
three persons to serve as Class I directors, each of whom are incumbent directors. The
Company's Board of Directors has selected and recommends that you ratify the appointment of KPMG LLP to continue as the Company's independent public accountants for the year ending December 31, 1999.

	We recommend that you vote your shares
for the director nominees and in favor of the proposal.

	We encourage you to attend the meeting
in person.  Whether or not you plan to
attend, however, please complete, sign and date the enclosed proxy and return it in the accompanying postpaid return envelope as promptly as possible. This will ensure that your shares are represented at the meeting.

	 We look forward with pleasure to
seeing and visiting with you at the meeting.

Very truly yours,

MNB BANCSHARES, INC.

Patrick L. Alexander
President and Chief Executive Officer

	800 Poyntz Avenue
	Manhattan, Kansas  66505
	(785) 565-2000

	NOTICE OF
	ANNUAL MEETING OF STOCKHOLDERS
	TO BE HELD MAY 19, 1999

To the stockholders of

MNB BANCSHARES, INC.

	The Annual Meeting of the Stockholders
of MNB Bancshares, Inc., a Delaware
corporation (the "Company"), will be held at the Kansas State University Student Union,
17th and Anderson Avenue, Manhattan, Kansas,
66506, on Wednesday, May 19, 1999, at 2:00
p.m., local time, for the following
purposes:

	1.	to elect three (3) Class I
directors for a term of three years.

	2.	to approve the appointment of KPMG
LLP as independent public accountants for the Company for the fiscal year ending
December 31, 1999.

	3.	to transact such other business as
may properly be brought before the meeting and any adjournments or postponements thereof.

	The Board of Directors has fixed the
close of business on April 2, 1999, as the record date for the determination of stockholders entitled to notice of, and to vote at, the meeting.

By order of the Board of Directors

Patrick L. Alexander
President and Chief
Executive Officer

Manhattan, Kansas
April 16, 1999

	PROXY STATEMENT

	This Proxy Statement is furnished in
connection with the solicitation by the
Board of Directors of MNB Bancshares, Inc.
(the "Company") of proxies to be voted at the Annual Meeting of Stockholders to be held at the Kansas State University Student
Union, 17th and Anderson Avenue, Manhattan,
Kansas, 66506, on Wednesday, May 19, 1999, at 2:00 p.m., local time, and at any adjournments or postponements thereof.

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

	The Company's principal executive
office is located at 800 Poyntz Avenue,
Manhattan, Kansas and its mailing address is P.O. Box 308, Manhattan, Kansas 66505. This
Proxy Statement and the accompanying proxy card are being mailed to stockholders on or about April 16, 1999. The 1998 Annual
Report of the Company, which includes
consolidated financial statements of the
Company and its subsidiary, is enclosed.

	The Company is the holding company for
Security National Bank, Manhattan, Kansas
(the "Bank").  In addition to its main
office in Manhattan, the Bank also has
branch offices in Topeka, Auburn and Osage
City.

	Only holders of record of the Company's
Common Stock at the close of business on April 2, 1999, will be entitled to vote at the annual meeting or any adjournments or postponements of such meeting. On April 2, 1999, the Company had 1,367,976 shares of Common Stock, par value $0.01 per share, issued and outstanding. In the election of directors, and for all other matters to be voted upon at the annual meeting, each issued and outstanding share is entitled to one vote.

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

	ELECTION OF DIRECTORS

	At the Annual Meeting of the
Stockholders to be held on May 19, 1999, the stockholders will be entitled to elect three
(3) Class I directors for a term expiring in 2002. The directors of the Company are divided into three classes having staggered terms of three years. The nominees for election as Class I directors are incumbent directors. The Company has no knowledge that any of the nominees will refuse or be unable to serve, but if any of the nominees becomes unavailable for election, the holders of the proxies reserve the right to substitute another person of their choice as a nominee when voting at the meeting. Set forth below is information concerning the nominees for election and for the other persons whose terms of office will continue after the meeting, including the age, year first elected a director and business experience during the previous five years as of April 2, 1999. The three nominees, if elected at the Annual Meeting of Stockholders, will serve as Class I directors for three year terms expiring in 2002. The Board of Directors unanimously recommends that stockholders vote FOR each of the nominees for director.



	NOMINEES
Name                Age    Position with the        Director
                           Company and the Bank     Since

CLASS I
(Term Expires 2002)
Patrick L. Alexander 46  President, Chief Executive
                         Officer and Director of the
                           Company and the Bank      1990

Joseph L. Downey     62  Director of the Company
                         and the Bank                1996

Jerry R. Pettle      60  Director of the Company
                         and the Bank                1978

CLASS II
(Term Expires 2000)
Susan E. Roepke      59  Director of the Company
                         and the Bank                1997

Donald J. Wissman    61  Director of the Company
                         and the Bank	               1994

CLASS III
(Term Expires 2001)
Brent A. Bowman      49  Chairman of the Board
                         of the Company and the Bank	 1987

Charles D. Green     73  Director of the Company
                         and the Bank                 1957

Vernon C. Larson     75  Director of the Company
                         and the Bank                 1974


	All of the Company's directors will
hold office for the terms indicated, or
until their earlier death, resignation,
removal or disqualification, and until their respective successors are duly elected and qualified, and all executive officers hold office for a term of one year. There are no arrangements or understandings between any of the directors, executive officers or any other person pursuant to which any of the Company's directors or executive officers have been selected for their respective positions, except that the Company and the Bank have entered into an employment contract with Mr. Alexander. No director is related to any other director or executive officer of the Company or the Bank by blood, marriage or adoption.

	The business experience of each nominee
and continuing director for the past five years is as follows:

	Patrick L. Alexander became President
and Chief Executive Officer of the Manhattan
Federal Savings and Loan Association (the predecessor-in-interest to the Bank) in
1990, and became the President and Chief
Executive Officer of the Company and the Bank on August 28, 1992 and January 5, 1993, respectively. From 1986 to 1990, Mr.
Alexander served as President of the Kansas
State Bank of Manhattan, Manhattan, Kansas.
Mr. Alexander serves as a member of the
Board of Directors of the Big Lakes
Foundation, Inc. Mr. Alexander serves on the Economic Development Committee of the Manhattan Chamber of Commerce.

	Brent A. Bowman has been President of
Brent Bowman and Associates Architects,
P.A., an architectural firm in Manhattan, Kansas, since 1979. He serves on the Big
Lakes Developmental Center Board.

	Joseph L. Downey has been a director of
Dow Chemical Co. since 1989 and a Dow Senior
Consultant since 1995 after having served in a variety of executive positions with that company, including Senior Vice President from 1991 to 1994.

	Charles D. Green is a former partner in
the Manhattan, Kansas law firm of Arthur-
Green LLP from 1950 to July 1, 1993.  Mr.
Green formerly served as a director of the Commerce Bank, N.A., a wholly-owned subsidiary of CBI-Central Kansas, Inc., which is a wholly owned subsidiary of Commerce Bancshares, Inc., Kansas City,
Missouri.

	Vernon C. Larson was the Assistant
Provost and Director of International
Programs at Kansas State University,
Manhattan, Kansas from 1962 until his
retirement in 1991.

	Jerry R. Pettle is a dentist who has
practiced with Dental Associates of
Manhattan, P.A., in Manhattan, Kansas, since
1965.  Dr. Pettle is a member of the
Manhattan Medical Center Board of Directors and is an examiner for the Kansas Dental
Board.

	Susan E. Roepke is a former Vice
President of the Company, serving in that capacity from its inception in 1992 until she retired as an officer of the Company and the Bank at the end of 1998. She also served in a number of senior management positions with the Bank since 1970, including Senior Vice President, Secretary and Cashier since 1993.

	Donald J. Wissman is the former
Chairman of DPRA Incorporated, an
environmental/economic research and
consulting firm headquartered in Manhattan,
Kansas. He served in that capacity from 1987 to 1998. Dr. Wissman began his service with the firm in 1965 and service as Vice
President and Senior Vice President involved in economic and environmental regulatory consulting assignments. He was the founder and served as President of the Grain
Industry Alliance from 1996-1998. He served as Chairman and Director of the Manhattan
Chamber of Commerce and on the Board of
Directors of the Kansas State University
Research Foundation.

Board Committees and Meetings

	There presently are two committees of
the Board of Directors of the Company, a Stock Option Committee, which administers the Company's Stock Option Plan, and an
Audit Committee.  The full Board of
Directors considers nominations to the
Board, and will consider nominations made by stockholders if such nominations are in writing and otherwise comply with Section
3.1 of the Company's bylaws. The Board of Directors of the Bank has an Executive
Committee and a Directors' Loan Committee.

	The Executive Committee consists of
Directors Bowman (Chairman), Alexander,
Roepke, Wissman and Mr. William F. Caton, a director of the Bank. The Executive
Committee has authority to perform policy reviews, oversee and direct compensation and personnel functions, monitor marketing and
CRA activities, review and approve the
budget and asset/liability position and
undertake other organizational issues and planning discussions as deemed appropriate.
The committee meets monthly on a regularly scheduled basis and more frequently if necessary. During 1998 the committee met 11 times.

	The Directors' Loan Committee consists
of Directors Green (Chairman), Alexander,
Downey, Larson and Pettle.  The Directors'
Loan Committee is responsible for policy review and oversight of the loan and investment functions. It has the authority to approve loans in excess of the Officers'
Loan Committee lending authority up to legal lending limits, subject to certain exceptions which apply to certain levels of unsecured and insider loans which must be approved by the entire Board of Directors.
The committee reviews the loan loss reserve for adequacy and reviews in detail lending and investment activities. The committee meets monthly on a regularly scheduled basis and more frequently if necessary. During
1998 the committee met 8 times.

	The Audit Committee consists of
Directors Pettle (Chairman), Bowman, Larson,
Wissman and Mr. William F. Caton, a director of the Bank. The Audit Committee is responsible for overseeing the internal and external audit functions. It approves internal audit staffing, salaries and programs. The Internal Auditor reports directly to the committee on audit and compliance matters. The committee also reviews and approves the scope of the annual external audit and consults with the independent auditors regarding the results of their auditing procedures. The committee normally meets quarterly. During 1998 the committee met 4 times.

	The Stock Option Committee consists of
Directors Bowman (Chairman) Pettle and
Wissman.  The Stock Option Committee
administers the Stock Option Plan and has the authority, among other things, to select the employees to whom options will be granted, to determine the terms of each option, to interpret the provisions of the Stock Option Plan and to make all determinations that it may deem necessary or advisable for the administration of the Stock Option Plan. During 1998 the committee met one time.

	A total of 13 regularly scheduled and
special meetings were held by the Board of Directors of the Company during 1998.
During 1998, all directors attended at least
75 percent of the meetings of the Board and the committees on which they serve.

	Directors of the Company receive no
fees for attendance at regularly scheduled meetings of the Board of Directors of the Company and they receive $100 for attendance at special meetings. Directors of the Bank receive fees of $400 per month plus $100 per meeting for attendance at regularly scheduled meetings of the Board of Directors of the Bank and $100 per month for attendance at regularly scheduled meetings of committees, except that Mr. Alexander does not receive additional amounts for attendance at committee meetings.

	EXECUTIVE COMPENSATION

	The following table sets forth
information concerning the compensation paid or granted to the Company's Chief Executive
Officer for the past three fiscal years.
None of the remaining executive officers of the Company or the Bank had an aggregate salary and bonus which exceeded $100,000.


SUMMARY COMPENSATION TABLE

                                       Securities
                                      Underlying   All Other
Name and           Year ended           Options/   Composition
Principal Position 12/31      Salary   Bonus ($)   SAR (#)      ($)(2)

Patrick L. Alexander 1998   $145,315   ---      ---      ---
President and Chief  1997    119,957   32,045   ---     12,975
Executive Officer    1996    114,993   30,473   ---     13,105

	(1)	Includes amounts deferred.

	(2)	Represents contributions made to
the MNB Bancshares, Inc. Employee Stock
Ownership Plan (the "ESOP"), and also
includes premium payments for an insurance
policy purchased to fund a supplemental
disability and death benefit.  The
contribution to the ESOP was $11,919 for
1996, $13,651 for 1997 and is expected to be
approximately $13,000 for 1998.



	The following table sets forth certain
information concerning the number and value of stock options at December 31, 1998 held by the Chief Executive Officer.

AGGREGATED OPTION/SAR EXERCISES IN LAST
FISCAL YEAR AND FY-END
OPTION/SAR VALUES

                          Number of
                          Securities           Value of
                          Underlying           Unexercised
                          Unexercised          In-the-Money
                          Options/SARs at      Options/SARs at
                          FY-End (#)           FY-End ($)
Name          Shares         Value     Exer-    Unexer-  Exer-   Unexer-
              Acquired on    Realized  cisable  cisable  cisable cisable
              Exercise (#)     ($)

Patrick L. Alexander   ---  $---  33,375(1)  ---  $292,695  $---

	(1)	Includes options resulting from
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

	The Executive Committee felt it would
be beneficial to shareholders to have
executive officers take a portion of
incentive pay in the form of shares of MNB
Bancshares, Inc. stock. As a result of this thought process, in the Spring of 1998 the committee authorized Mr. Alexander, Ms.
Roepke and Mr. Scheopner to receive a
portion or all of their 1997 after tax
incentive compensation in stock.
Additionally, the committee changed the
incentive program for 1998 and beyond to include all executive officers being required to take a minimum of 50% of their after tax incentive payment in the form of Company stock and have the option of taking up to 100% of their after tax incentive payment in the form of Company stock.

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

	The 1998 compensation of Mr. Alexander
was based upon the factors described above and his substantial experience and length of service with the organization. During 1998, Mr. Alexander successfully headed the
Company's acquisition program, which
included planning, analysis, and contacting a number of financial institutions. The
Executive Committee also considered the
additional duties required in completing the assimilation of the December 31, 1997 acquisition of Freedom Bancshares, Inc. into the Company's corporate and operating structure. Mr. Alexander did not participate in any decisions pertaining to his compensation.

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

	The following graph shows a five year
comparison of cumulative total returns for the Company, the Nasdaq Stock Market (U.S.
Companies) and the Nasdaq Bank Stocks index.
The graph was prepared at the Company's
request by Research Data Group, Inc.,
San Francisco, California.


COMPARISON OF CUMULATIVE TOTAL RETURN*
ASSUMES $100 INVESTED ON DECEMBER 31, 1993

*Total return assumes reinvestment of
dividends and reflects the Company's prior stock split and stock dividends.


           12/31/93 12/31/94 12/31/95 12/31/96 12/31/97 12/31/98
MNB Bancshares, Inc.  $100 $127 $154 $187 $223 $207
Nasdaq Market - U.S.  $100  $98 $138 $170 $208 $294
Nasdaq Bank Stocks    $100 $100 $148 $196 $328 $325


SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS

	The following table sets forth certain
information regarding the Company's Common
Stock beneficially owned on April 2, 1999 with respect to all persons known to the Company to be the beneficial owner of more than five percent of the Company's Common
Stock, each director and nominee, each
executive officer named in the Summary
Compensation Table and all directors and executive officers of the Company as a group.


Name of Individual and         Amount and Nature of       Percent
Number of Persons in Group     Beneficial Ownership(1)    of Class

5% Stockholders
First Manhattan Co.
437 Madison Avenue
New York, New York 10022  				98,799(2)  7.22%

MNB Bancshares, Inc.
Employee Stock Ownership Plan
800 Poyntz Avenue
Manhattan, Kansas  66502   				113,627(3)  8.31%

Jack Goldstein
555 Poyntz Avenue
Manhattan, Kansas  66502  				94,361(4)  6.89%

Patrick L. Alexander
2801 Brad Lane
Manhattan, Kansas  66502   				103,465(5)  7.38%

Rolla Goodyear
4009 Saltburn Drive
Plano, Texas  75093   				115,782(6)  8.46%

Susan E. Roepke
2600 Sumac Drive
Manhattan, Kansas  66502   				106,232(7)  7.67%

Directors

Brent A. Bowman    5,211            *
Joseph L. Downey   6,402            *
Charles D. Green   28,185(8)      2.06%
Vernon C. Larson   9,517(9)          *
Jerry R. Pettle    15,418(10)     1.13%
Donald J. Wissman  3,923(11)       *
All directors and executive officers as a
group (12 persons)   323,523(12)  22.59%
____________________________________
	*Less than 1%.


	(1)	The information contained in this
column is based upon information furnished to the Company by the persons named above and the members of the designated group.
The nature of beneficial ownership for
shares shown in this column is sole voting and investment power, except as set forth in the footnotes below. Inclusion of shares in this table shall not be deemed to be an admission of beneficial ownership of such shares. Amounts shown include shares issued pursuant to a stock dividend paid by the Company in August, 1998. Amounts shown reflect the 2 for 1 stock split effected in February, 1998.

	(2)	Pursuant to an Amendment dated
February 11, 1999, to a Schedule 13D filed by First Manhattan Co.

	(3)	Includes 74,459 shares which have
been allocated to participants' accounts under the Company's ESOP.

	(4)	Pursuant to a Schedule 13D dated
May 13, 1998.

	(5)	Includes 4,727 shares held in an
IRA of which the power to vote such shares is shared with the IRA administrator and 41,728 shares over which voting and investment power is shared with his spouse.
Also includes 33,375 shares presently
obtainable through the exercise of options granted under the Company's Stock Option
Plan, over which shares Mr. Alexander has no voting and sole investment power.

	(6)	Includes 2,234 shares held by Mr.
Goodyear's spouse, over which shares Mr.
Goodyear has no voting or investment power.

	(7)	Ms. Roepke is a retired Vice
President and the Chief Financial Officer of the Company. She currently is a member of the Board of Directors. This includes
19,859 shares held in an Investment
Retirement Account ("IRA"), of which the power to vote such shares is shared with the IRA administrator, 3,084 shares held in her spouse's IRA and over which Ms. Roepke has shared voting and investment power, 2,549 shares held in a living trust of which Ms.
Roepke is a co-trustee and over which Ms.
Roepke has shared voting and investment
power, 28,589 shares held in her spouse's living trust and over which Ms. Roepke has shared voting and investment power, and 16,974 shares presently obtainable through the exercise of options granted under the Company's Stock Option Plan, over which shares Ms. Roepke has no voting and sole investment power.

	(8)	Includes 2,662 shares presently
obtainable through the exercise of options granted under the Company's Stock Option
Plan, over which shares Mr. Green has no voting and sole investment power.

	(9)	Represents 9,517 shares held
jointly with his spouse and over which Mr.
Larson has shared voting and investment
power.

	(10)	Includes 6,338 shares held in
Dental Association Profit Sharing Plan and over which Mr. Pettle has full voting and investment power.

	(11)	Includes 1,533 shares held by his
spouse and over which Mr. Wissman has shared voting and investment power.

	(12)	Includes an aggregate of 64,466
shares presently obtainable through the
exercise of options granted under the
Company's Stock Option Plan.

	Section 16(a) of the Securities
Exchange Act of 1934 requires that the
Company's executive officers, directors and persons who own more than 10% of the Company's Common Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the exchange on which the Company's shares of Common Stock are traded. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of such forms, the Company is not aware that any of its directors, executive officers or 10% stockholders failed to comply with the filing requirements of Section 16(a) during the period commencing January 1, 1998 through December 31, 1998.

	TRANSACTIONS WITH MANAGEMENT

	Directors and officers of the Company
and the Bank and their associates were
customers of and had transactions with the Company and the Bank during 1998.
Additional transactions are expected to take place in the future. All outstanding loans, commitments to loan, and certificates of deposit and depository relationships, in the opinion of management, were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features.

	INDEPENDENT PUBLIC ACCOUNTANTS

	Stockholders will be asked to approve
the appointment of KPMG LLP as the Company's independent public accountants for the year ending December 31, 1999. A proposal will be presented at the annual meeting to ratify the appointment of KPMG LLP. If the appointment of KPMG LLP is not ratified, the matter of the appointment of independent public accountants will be considered by the Board of Directors. Representatives of KPMG
LLP are expected to be present at the
meeting and will be given the opportunity to make a statement if they desire to do so and will be available to respond to appropriate questions.

	The Board of Directors unanimously
recommends a vote FOR this appointment.

		SUBMISSION OF STOCKHOLDER
PROPOSALS

	Any proposal which a stockholder of the
Company wishes to have included in the proxy materials of the Company relating to the next annual meeting of stockholders of the Company, which is scheduled to be held in May 2000, must be received at the principal executive offices of the Company (MNB
Bancshares, Inc., 800 Poyntz Avenue,
Manhattan, Kansas  66505, attention: Mr.
Patrick L. Alexander, President) no later than December 17, 1999, and must otherwise comply with the notice and other provisions of the Company's Bylaws.

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


	FAILURE TO INDICATE CHOICE

	If any stockholder fails to indicate a
choice in items (1) and (2) on the proxy card, the shares of such stockholder shall be voted (FOR) in each instance.

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

By order of the Board of Directors

Patrick L. Alexander
President and Chief
Executive Officer

Manhattan, Kansas
April 16, 1999

	ALL STOCKHOLDERS ARE URGED TO SIGN
	AND MAIL THEIR PROXIES PROMPTLY

	PROXY FOR COMMON SHARES ON BEHALF OF
BOARD OF DIRECTORS
	FOR THE ANNUAL MEETING OF THE
STOCKHOLDERS OF
	MNB BANCSHARES, INC. TO BE HELD MAY 19,
1999

	The undersigned hereby appoints Patrick
L. Alexander and Brent A. Bowman, or either of them acting in the absence of the other, with power of substitution, attorneys and proxies, for and in the name and place of the undersigned, to vote the number of shares of Common Stock that the undersigned would be entitled to vote if then personally present at the Annual Meeting of the Stockholders of MNB Bancshares, Inc., to be held at the Kansas State University Student
Union, 17th and Anderson Avenue, Manhattan,
Kansas 66506, on Wednesday, May 19, 1999, at
2:00 p.m., local time, or any adjournments or postponements thereof, upon the matters set forth in the Notice of Annual Meeting and Proxy Statement, receipt of which is hereby acknowledged, as follows:

1.	ELECTION OF DIRECTORS:
FOR all nominees listed below (except as marked to the contrary below)

WITHHOLD AUTHORITY
to vote for all nominees listed below

	(INSTRUCTIONS: TO WITHHOLD AUTHORITY TO
VOTE FOR ANY INDIVIDUAL NOMINEE, STRIKE A
LINE THROUGH THE NOMINEE'S NAME IN THE LIST
BELOW.)

Class I (term expires 2002):  Patrick L.
Alexander, Joseph L. Downey and Jerry R.
Pettle

2.	APPROVE THE APPOINTMENT OF KPMG LLP AS
THE COMPANY'S INDEPENDENT PUBLIC ACCOUNTANTS
FOR THE YEAR ENDING DECEMBER 31, 1999:

For        Against      Abstain

3.	In accordance with their discretion,
upon all other matters that may properly come before said meeting and any adjournments or postponements thereof.

THIS PROXY WHEN PROPERLY EXECUTED WILL BE
VOTED IN THE MANNER DIRECTED HEREIN BY THE
UNDERSIGNED STOCKHOLDER.  IF NO DIRECTION IS
MADE, THIS PROXY WILL BE VOTED FOR THE
NOMINEES LISTED UNDER PROPOSAL 1 AND FOR
PROPOSAL 2.

Dated: ____________, 1999

		Signature(s)

NOTE:  PLEASE DATE PROXY AND SIGN IT EXACTLY
AS NAME OR NAMES APPEAR ABOVE.  ALL JOINT
OWNERS OF SHARES SHOULD SIGN.  STATE FULL
TITLE WHEN SIGNING AS EXECUTOR,
ADMINISTRATOR, TRUSTEE, GUARDIAN, ETC.
PLEASE RETURN SIGNED PROXY IN THE ENCLOSED
ENVELOPE.