Form 10-Q
period 1999-03-31
MNB BANCSHARES INC
filed 1999-05-13
CIK 891284

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1999

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

	Indicate by check mark whether the Registrant
(1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

	Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: As of May 7, 1999, the Registrant had outstanding 1,370,638 shares of its common stock, $.01 par value per share.

MNB BANCSHARES, INC.
Form 10-Q Quarterly Report

Table of Contents

PART I
                               		Page Number

Item 1.	Financial Statements and Related Notes
                                     	   1 - 5
Item 2.	Management's Discussion and Analysis of
Financial Condition and Results of Operations
                                         6 - 9
Item 3.	Quantitative and Qualitative Disclosures
about	Market Risk                           10

PART II

Item 1.	Legal Proceedings               	   11
Item 2.	Changes in Securities	              11
Item 3.	Defaults Upon Senior Securities	    11
Item 4.	Submission of Matters to a Vote of
	  Security Holders	                        11
Item 5.	Other Information	                  11
Item 6.	Exhibits and Reports on Form 8-K	   11

Form 10-Q Signature Page	                   12

MNB BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
                                       March 31,         December 31,
                                        1999               1998
ASSETS                                 (Unaudited)

  Cash                                     $  3,122,112  $  3,875,529

Investment securities:
  Held-to-maturity at amortized cost          2,180,474     2,266,343
  (estimated fair value of $2,206,000
   and $2,296,000 respectively)

  Available-for-sale at estimated fair value 47,926,002    48,384,518
Loans, net                                   75,444,363    75,052,990
Premises and equipment, net                   2,179,902     2,231,850
Other assets                                  4,086,238     4,019,000

 Total assets                             $ 134,939,091 $ 135,830,230

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

  Deposits                                $ 111,328,003 $ 115,062,022
  Other borrowings                            9,273,135     6,529,501
  Accrued expenses, taxes and other liabilities 1,087,999     997,034
     Total liabilities                      121,689,137   122,588,557

Stockholders' equity:

  Common stock, $.01 par,
  3,000,000 shares authorized,
  1,370,638 and 1,288,476 shares
  issued and outstanding at
  1999 and 1998, respectively                  13,706         13,680
  Additional paid in capital                8,209,927      8,199,525
  Retained earnings                         5,130,508      5,021,547
  Accumulated other comprehensive income      113,225        229,272
  Unearned employee benefits                 (217,412)      (222,351)
   Total stockholders' equity              13,249,954     13,241,673

   Total liabilities and stockholders' equity  $ 134,939,091  $ 135,830,230

See accompanying notes to condensed
consolidated financial statements.

MNB BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

                              For the Three Months
                                 Ended March 31,
                              1999            1998
Interest income:

  Loans                  $  1,597,994  $    1,996,945
  Investment securities       673,516         621,525
  Other                        31,743         116,776
   Total interest income    2,303,253       2,735,246

Interest expense:

  Deposits                  1,105,191       1,330,574
  Borrowed funds              119,641         151,122
     Total interest expense 1,224,832       1,481,696

     Net interest income    1,078,421       1,253,550

Provision for loan losses           -          30,000

   Net interest income after
   provision for loan losses 1,078,421      1,223,550

Noninterest income:

  Fees and service charges     181,438        204,064
  Gains on sale of loans        52,803         61,726
  Other                         20,146         23,793
   Total noninterest income    254,387        289,583

Noninterest expense:

  Compensation and benefits    514,518        492,596
  Occupancy and equipment      147,363        165,470
  Federal deposit insurance premiums  12,097   14,443
  Data processing               33,796         42,209
  Amortization                  59,350         63,871
  Advertising                    9,964         15,673
  Professional fees             42,610         49,216
  Stationery, printing
  and office supplies           20,542         22,074
  Other                        199,606        204,138
   Total noninterest expense 1,039,846      1,069,690

   Earnings before income taxes 292,962       443,443

Income tax expense               98,502       143,858

   Net earnings             $   194,460  $    299,585

Earnings per share:

             Basic                 0.14  $       0.22
             Diluted               0.14  $       0.21

Dividends per share $             0.0625 $     0.0625

See accompanying notes to condensed
consolidated financial statements.

MNB BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS

                                            For the Three Months
                                               Ended March 31,
                                            1999            1998
Net cash provided by
 operating activities                    $  793,883  $ 1,336,002

INVESTING ACTIVITIES

 Net (increase) decrease in loans           (804,035)  1,435,812
  Maturities and prepayments
  of investments held to maturity              5,184   1,584,540
  Maturities and prepayments of
  investments available for sale           5,298,792   2,318,285
  Proceeds from sale of invest-
  ments available for sale                 1,101,438           -
  Proceeds from sale of invest-
  ments held to maturity                     102,317           -
  Purchase of investments
  available for sale                      (6,171,414) (8,855,479)
  Proceeds from sale of
  foreclosed assets                                -      10,148
  Purchases of premises
  and equipment, net                         (19,065)    (85,556)
     Net cash used in investing activities  (486,783) (3,592,250)

FINANCING ACTIVITIES

  FHLB advances (repayment), net           3,398,573    (535,714)
  Net increase (decrease) in deposits     (3,734,019)  4,750,738
  Net decrease in securities sold under
  agreements to repurchase                         -     (17,316)
  Issuance of common stock under
  stock option plan                           10,428      30,134
  Payment of dividends                       (85,499)    (80,279)
  Repayment on note payable                 (650,000)          -
     Net cash provided by (used in)
     financing activities                 (1,060,517)  4,147,563
  Net increase (decrease) in cash           (753,417)  1,891,315
  Cash at beginning of period              3,875,529   6,698,451
  Cash at end of  period                $  3,122,112 $ 8,589,766

Supplemental disclosure of cash flow information:

   Cash paid during period for interest $ 1,212,238  $ 1,462,180
   Cash paid during period for taxes              -  $   402,212

Supplemental schedule of noncash investing activities:

 Transfer of loans to real estate owned $    50,000            -

See accompanying notes to condensed
consolidated financial statements.

MNB BANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements


1.	Interim Financial Statements

	The condensed consolidated financial statements of MNB Bancshares, Inc. (the "Company") and subsidiaries have been prepared in accordance with the instructions to Form 10-Q. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Form 10-K for the year ended December 31, 1998, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The December 31, 1998 condensed consolidated balance sheet has been derived from the audited balance sheet as of that date. The results of the interim period ended March 31, 1999 are not necessarily indicative of the results expected for the year ended December 31, 1999.

2.	Earnings Per Share

	Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during each year. Diluted earnings per share include the effect of all potential common shares outstanding during each year.
Earnings per share for all periods presented have been adjusted to give effect to the 5% stock dividends paid by the Company annually since 1994.

	The shares used in the calculation of basic and diluted income per share, which have been restated for the annual 5% stock dividends are shown below:


                                For the quarters ended
                                       March 31,
                                1999              1998
Weighted average common shares outstanding
                             1,369,425          1,351,041
Stock options                   46,508             61,960
Total                        1,415,933          1,413,001

3.	Comprehensive Income

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

                               For the three months
                                 ended March 31,
                             1999                  1998
Net income                $194,460              $299,585
Unrealized holding gains
  (losses)                (185,525)               44,144
Less - reclassification adjustment
  for gain included in net income     1,647            -
Net unrealized gains (losses)
  on securities           (187,172)               44,144
Income tax expense (benefit) (71,125)             16,775

Total comprehensive income $78,413              $326,954

MNB BANCSHARES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	General. MNB Bancshares, Inc. (the "Company") is a bank holding company incorporated under the laws of the State of Delaware and is engaged in the banking business through its wholly-owned subsidiary, Security National Bank (the "Bank"). The home office for the Bank is Manhattan, Kansas, with branches operating in Auburn, Osage City, and Topeka, Kansas.
The Company sold a branch in Beloit, Kansas during June 1998, which included approximately $3.3 million of loans and $2.8 million of deposits. In addition, just prior to the sale, public funds of approximately
$3.0 million were withdrawn from the Beloit branch.
The Company's results of operations depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities.
The Company's operations are also affected by non-interest income, such as service charges, loan fees and gains and losses from the sale of newly originated loans. The Company's principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, federal deposit insurance costs, data processing expenses and provision for loan losses.

	Net earnings for the first three months of 1999 decreased $105,125, or 35.1%, to $194,460 as compared to the first three months of 1998. Net interest income decreased $175,129, or 14.0%, from $1,223,550, to $1,078,421. This decline in net earnings and net interest income was primarily the result of a decrease of approximately $11 million in loans outstanding related to increased levels of home mortgage refinancing due to lower rates. Noninterest income decreased $35,196, or 12.2%, from $289,583 to $254,387, due to a decrease in overdraft fees. Non interest expense decreased $29,844 or 2.8%.

	Interest Income.  Interest income decreased
$431,993, or 15.8%, to $2.3 million from $2.7 million
in the first quarter of 1998. The Company experienced a significant decline in one-to-four family loans during the year ended December 31, 1998 as borrowers took advantage of declining mortgage loan interest rates. In accordance with the Company's interest rate risk guidelines, the majority of the long-term fixed rate mortgage loans originated in 1998 were sold to secondary market investors.
While the Company was able to fund other types of loans as these home mortgages were refinanced, the volume of refinancings was so great that a significant amount of the funds available for investment were invested in relatively short term investment securities, which typically carry lower interest rates than can be obtained on commercial and consumer loans.

	Interest Expense. As compared to the same period a year earlier, interest expense during the first three months of 1999 decreased by $256,864, or 17.3%. Interest expense on deposits decreased
$225,383, or 16.9% while interest expense on borrowings, consisting of advances from the Federal
Home Loan Bank of Topeka (the "FHLB") and funds borrowed for acquisitions decreased $31,481, or 20.8%, during this time period. Interest expense decreased as a result of a decline in interest rates, a decline in deposits resulting from the Beloit branch sale, and the principal repayments on the Company's note payable.

	Provision for Loan Losses. The Company did not make a provision for loan losses for the first quarter of 1999, as a result of the $9 million decline in one to four family loans and the strong quality of the loan portfolio. The provision for loan losses was $30,000 in the first quarter of 1998.
At March 31, 1999, the allowance for loan losses was $1,269,574, or 1.7% of gross loans outstanding, compared to $1,363,456, or 1.5% of gross loans outstanding, at March 31, 1998. The allowance for loan losses was $1.3 million at December 31, 1998, or 1.7% of gross loans outstanding.

	Noninterest Income.  Noninterest income
decreased $35,196, or 12.2%, for the first three months of 1999 to $254,387 compared to the same period in 1998. This decrease was primarily due to a decline of 11.1% in fees and service charges from $204,064 to $181,438, of which approximately $30,000 was attributable to a decrease in overdraft fee income.

	Noninterest Expense. Noninterest expense decreased $29,844, or 2.8%, to $1.0 million for the first three months of 1999 over the same period in 1998.

	Asset Quality and Distribution. The Company's total assets remained stable at $134.9 million at March 31, 1999 compared to $135.8 million at December
31, 1998. The Company's primary ongoing sources of funds are deposits, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition, and the restructuring of the financial services industry.

	The primary investing activities of the Company are the origination of mortgage, consumer, and commercial loans and the purchase of investment and mortgage backed securities. During the first three months of 1999, the Company originated mortgage loans in the amount of $5.0 million compared to $11.8 million during the first three months of 1998.
Generally, the Company originates long term fixed rate residential mortgage loans for immediate sale and does not warehouse loans to speculate on interest rates.

	Management believes that the quality of the loan portfolio continues to be strong as evidenced by the small number and amount of loans past due one month or more. As of March 31, 1999, nine real estate loans were more than one month past due with a total balance of $598,068, which was 0.8% of total loans outstanding. Three of these loans, totaling
$277,344, were on non-accrual status as of March 31, 1999. With the exception of guaranteed student loans, sixteen consumer loans totaling $85,054, or 0.1%, were over one month past due as of March 31, 1999 and two of these loans with a balance of $9,507 were on non-accrual. Additionally, twenty-one commercial loans totaling $521,875, or 0.7%, were past due.
Seven of these commercial loans totaling $133,871 were on non-accrual status.

	During the three months ended March 31, 1999, the Company purchased investment securities available for sale in the amount of $6.2 million. These activities were funded primarily by maturities and sales of investment securities of $5.3 million, along with deposits and proceeds from the sale of fixed rate mortgage loans.

	Liability Distribution. At March 31, 1999, total deposits had a net decrease of $3.7 million from December 31, 1998, while borrowings increased
$2.7 million. This change in the liability mix is primarily related to daily fluctuations experienced on the deposit balances maintained by our public funds providers.

	Noninterest bearing demand accounts at the end of the first quarter of 1999 totaled $9.1 million, or 8.2% of deposits, compared to approximately 8.1%, or $9.3 million at December 31, 1998. Certificates of deposit increased to $55.5 million at March 31, 1999 from $54.2 million, or 2.5%. Money market and NOW accounts decreased 13.5% from December 31, 1998 to $35.7 million from $41.2 million, and were 32.0% of total deposits, while savings accounts increased from $10.3 million to $11.0 million. The decrease in money market and NOW accounts was primarily resulting from the fluctuating balances of our public funds providers accounts.

	Liquidity. The Company's most liquid assets are cash and cash equivalents and investment securities available for sale. The level of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At March 31, 1999, and December
31, 1998 respectively, these liquid assets totaled
$51.0 million and $52.3 million. During periods in which the Company is not able to originate a sufficient amount of loans and/or periods of high principal prepayments, the Company increases its liquid assets by investing in short-term U. S.
Government and agency securities.

	Liquidity management is both a daily and long-term function of management strategy. Excess funds are generally invested in short-term investments. In the event the Company requires funds beyond its ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB or through sales of securities. At March 31, 1999, the Company had outstanding FHLB advances of $4.5 million and had $3.5 million outstanding on its $15 million line of credit. Additionally, the Company has guaranteed a loan made to the Company's Employee Stock Ownership
Plan (the "ESOP") with an outstanding balance of $217,412 at March 31, 1999, to fund the ESOP's purchase of shares in the Company's common stock offering in 1993. The total borrowings by the Company were $9.3 million at March 31, 1999, compared to $6.5 million at December 31, 1998.

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

	At March 31, 1999, the Bank continued to maintain a sound Tier 1 capital ratio of 8.75% and a risk based capital ratio of 16.48%. As shown by the following table, the Bank's capital exceeded the minimum capital requirements (dollars in thousands):


                                   March 31, 1999
                           Amount  Percent Required
Tier 1 Capital            $11,809   8.75%    4.00%
Risk Based Capital         12,778  16.48%    8.00%


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

	The Company's data processing provider and those vendors providing mission critical systems and software which have been contacted have indicated their hardware and/or software is Year 2000 compliant. Testing of the mission critical systems and software was completed as of December 31, 1998.
Testing on non-mission critical items was completed as of March 31, 1999. Additionally, alarms, elevators, heating and cooling systems, and other computer-controlled mechanical devices on which the Company relies have been evaluated and no significant problems are anticipated with such systems.

	While there will be expenses incurred during the year, the Company has not identified any situations at this time that it anticipates will require material expenditures in order to become fully compliant. It is currently estimated that total Year 2000 costs could be approximately
$150,000, almost all of which has already been recognized and of which a material component was the reallocation of existing employee time to the Year
2000 project. In the event utility company services to the Company are significantly curtailed or interrupted, it would have an adverse effect on the Company's ability to conduct its business. However, the Year 2000 problem is pervasive and complex and can potentially affect any computer process.
Accordingly, no assurance can be given that Year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future financial results.

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

A contingency and business resumption plan has been developed and tested by the Company to provide for reducing the business interruption of normal business operation in the event of a Year 2000 related failure. This plan continues to be evaluated and revised if necessary, based on testing results and vendor notifications.

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

                   					$ change in net interest	      	% of net
Scenari	               			income			                    	int. income
200 basis point rising			$16,800		                     	0.31%
200 basis point falling		(86,400		                    	(1.61%)


	The Company believes that no significant changes in its interest rate sensitivity position have occurred since December 31, 1998. The Company also believes it is appropriately positioned for future interest rate movements, although it may experience some fluctuations in net interest income due to short term timing differences between the repricing of assets and liabilities.

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

             						MNB BANCSHARES, INC.

Date:  May 12, 1999
	__________________________________
 /s/	Patrick L. Alexander
					President and Chief Executive Officer

Date:  May 12, 1999
	__________________________________
	/s/	Mark A. Herpich
					Vice President, Secretary, Treasurer
						  and Chief Financial Officer