Form 10-Q
period 1999-06-30
MNB BANCSHARES INC
filed 1999-08-11
CIK 891284

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

1			QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

OR

		TRANSITION REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For transition period from ________ to ________

Commission File Number 0-20878

MNB BANCSHARES, INC.
(Exact name of Registrant as specified in its charter)

Delaware
48-1120026
(State or other jurisdiction
of incorporation or organization)
(I.R.S. Employer Identification Number)

800 Poyntz Avenue, Manhattan, Kansas        66502
(Address of principal executive offices)   (Zip Code)

(785) 565-2000
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant
(1) has filed all reports required to be filed by Section
13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: As of August 9, 1999, the Registrant had outstanding 1,380,395 shares of its common stock, $.01 par value per share.

MNB BANCSHARES, INC.
Form 10-Q Quarterly Report

Table of Contents

PART I
                                         Page Number

Item 1.	Financial Statements and Related Notes	     1 - 5
Item 2.	Management's Discussion and Analysis
of Financial Condition and Results of Operations	   6 - 9
Item 3.	Quantitative and Qualitative Disclosures
about Market Risk                                   10

PART II

Item 1.	Legal Proceedings	                          11
Item 2.	Changes in Securities	                      11
Item 3.	Defaults Upon Senior Securities	            11
Item 4.	Submission of Matters to a Vote of
	  Security Holders	                                11
Item 5.	Other Information	                          11
Item 6.	Exhibits and Reports on Form 8-K	           11

Form 10-Q Signature Page	                           12

MNB BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                      June 30,       December 31,
                                       1999              1998
ASSETS                             (Unaudited)


Cash                           $     3,109,499         $     3,875,529

Investment securities:

  Held-to-maturity at amortized cost   2,042,213             2,266,343
  (estimated fair value of $2,052,000
   and $2,296,000 respectively)

  Available-for-sale at estimated fair value   45,672,435   48,384,518

Loans, net                                     79,915,583   75,052,990

Premises and equipment, net                     2,191,452    2,231,850

Other assets                                    3,860,647    4,019,000

  Total assets                             $ 136,791,829 $ 135,830,230

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

  Deposits                    $ 108,100,051    $ 115,062,022

  Other borrowings               14,361,440        6,529,501

  Accrued expenses,
  taxes and other liabilities     1,145,099          997,034

     Total liabilities          123,606,590      122,588,557

Stockholders' equity:

  Common stock, $.01 par, 3,000,000 shares authorized,
  1,380,395 and 1,367,976 shares issued and outstanding at
  1999 and 1998, respectively        13,804          13,680

  Additional paid in capital      8,262,283       8,199,525

  Retained earnings               5,264,346       5,021,547
  Accumulated other
  comprehensive income/(loss)      (142,334)        229,272

  Unearned employee benefits       (212,860)       (222,351)

     Total stockholders' equity  13,185,239      13,241,673

     Total liabilities and
     stockholders' equity     $ 136,791,829   $ 135,830,230

See accompanying notes to condensed consolidated financial statements.

			MNB BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

                          For the Six Months
                           Ended June 30,
                            1999               1998

Interest income:

 Loans             $        3,255,134  $         3,885,762
 Investment securities      1,321,015            1,277,417
  Other                        52,373              217,954
   Total interest income    4,628,522            5,381,133

Interest expense:

  Deposits                     2,168,836            2,636,829
  Borrowed funds                 255,234              296,676
     Total interest expense    2,424,070            2,933,505

     Net interest income       2,204,452            2,447,628

Provision for loan losses              -               60,000

    Net interest income after
    provision for loan losses  2,204,452            2,387,628

Noninterest income:

  Fees and service charges       392,266              399,232
  Gains on sale of loans          89,191              170,300
  Gains on sale of investments     7,147               10,795
  Other                           28,336               43,277
     Total noninterest income    516,940              623,604

Noninterest expense:

  Compensation and benefits    1,042,242            1,038,997
  Occupancy and equipment        294,077              339,500
  Federal deposit insurance
  premiums                        23,534               31,545
  Data processing                 67,225               78,161
  Amortization                   114,938              125,646
  Advertising                     32,482               30,911
  Professional fees               79,740              110,786
  Stationery, printing
  and office supplies             52,765               60,098
  Other                          386,484              428,274
     Total noninterest expense 2,093,487            2,243,918

     Earnings before income taxes   627,905           767,314

Income tax expense                  213,942           207,808

     Net earnings       $           413,963           559,506

Earnings per share:

        Basic       $                  0.30      $       0.41
        Diluted     $                  0.29      $       0.40

Dividends per share   $               0.125      $      0.125

See accompanying notes to condensed
 consolidated financial statements

MNB BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS
OF EARNINGS
(Unaudited)
                               For the Three Months
                                  Ended June 30,

                                1999                1998
Interest income:

  Loans                      $  1,657,140  $   1,888,817
  Investment securities           647,499        655,893
  Other                            20,629        101,177
     Total interest income      2,325,268      2,645,887

Interest expense:

  Deposits                      1,063,645      1,306,255
  Borrowed funds                  135,593        145,554
     Total interest expense     1,199,238      1,451,809

     Net interest income        1,126,030      1,194,078

Provision for loan losses               -         30,000

     Net interest income after
     provision for loan losses  1,126,030      1,164,078

Noninterest income:

  Fees and service charges        210,828        195,168
  Gains on sale of loans           36,388        108,574
  Gains on sale of investments      5,500         10,795
  Other                             9,837         19,484
     Total noninterest income     262,553        334,021

Noninterest expense:

  Compensation and benefits       527,724        546,401
  Occupancy and equipment         146,714        174,030
  Federal deposit insurance
  premiums                         11,437         17,102
  Data processing                  33,429         35,952
  Amortization                     55,588         61,775
  Advertising                      22,518         15,238
  Professional fees                37,130         61,571
  Stationery, printing
  and office supplies              32,223         38,024
  Other                           186,877        224,136
     Total noninterest expense  1,053,640      1,174,229

     Earnings before income taxes   334,943      323,870

Income tax expense                  115,440       63,949

     Net earnings          $        219,503 $    259,921

Earnings per share:

     Basic     $          0.16     $           0.19
     Diluted              0.16     $           0.18

Dividends per share     $        0.0625  $       0.0625

See accompanying notes to condensed consolidated financial statements.

MNB BANCSHAES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS
(Unaudited)

                                 For the Six Months
                                     Ended June 30,
                                1999                1998

Net cash provided by
operating activities      $     1,222,675    $     2,271,456

INVESTING ACTIVITIES

  Net (increase) decrease in loans   (5,030,905)   5,895,290

  Maturities and prepayments
  of investments held to maturity       134,654    3,297,458

  Maturities and prepayments
  of investments available for sale   8,782,480    5,672,472

  Proceeds from sale of
  investments available for sale      5,049,734    1,228,736

  Proceeds from sale of
  investments held to maturity          102,317            -

  Purchase of investments
  available for sale                (11,747,633)  (14,741,833)
  Proceeds from sale of
  foreclosed assets                      50,000        16,185
  Net proceeds from sale
  of Beloit branch                            -       973,283

  Purchases of premises
  and equipment, net                   (100,529)     (142,799)

     Net cash provided by
    (used in) investing activities   (2,759,882)    2,198,792

FINANCING ACTIVITIES

  FHLB advances (repayment), net      8,491,430     (642,856)

  Net decrease in deposits           (6,961,971)  (4,983,147)

  Net decrease in securities
  sold under agreements to repurchase          -     (60,284)

  Issuance of common stock
  under stock option plan                62,882       75,013

  Payment of dividends                 (171,164)    (161,491)

  Repayment on note payable            (650,000)           -

     Net cash provided by
    (used in) financing activities      771,177    (5,772,765)

  Net decrease in cash                (766,030)    (1,302,515)

  Cash at beginning of period        3,875,529      6,698,451

  Cash at end of  period    $        3,109,499  $   5,395,934

Supplemental disclosure of cash flow information:

   Cash paid during period
   for interest             $        2,426,717  $   2,950,716

   Cash paid during period
   for taxes                $           42,069  $     759,634

Supplemental schedule of noncash investing activities:

   Transfer of loans to
   real estate owned        $          50,000               -

See accompanying notes to condensed consolidated financial statements.

MNB BANCSHARES, INC. AND
SUBSIDIARIES

Notes to Condensed Consolidated Financial
Statements

1.	Interim Financial Statements

	The condensed consolidated financial
statements of MNB Bancshares, Inc. (the
"Company") and subsidiaries have been prepared in accordance with the instructions to Form 10-Q.
To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Form 10-K for the year ended December
31, 1998, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The December 31, 1998 condensed consolidated balance sheet has been derived from the audited balance sheet as of that date. The results of the interim periods ended June
30, 1999 are not necessarily indicative of the results expected for the year ended December 31, 1999.

2.	Earnings Per Share

	Basic earnings per share have been
computed based upon the weighted average number of common shares outstanding during each year.
Diluted earnings per share include the effect of all potential common shares outstanding. Earnings per share for all periods presented have been adjusted retroactively to give effect to the 5% stock dividends paid by the Company annually since
1994.

	The shares used in the calculation of basic and diluted income per share are shown below:

                        For the quarters         For the six months
                          ended June 30,            ended June 30,
                        1999          1998       1999           1998
 Weighted
    average common
    shares outstanding  1,373,127  1,363,151   1,371,287   1,356,830
Stock options              42,996     56,317      44,921      59,189
Total                   1,416,123  1,419,468   1,416,208   1,416,019

3.	Comprehensive Income

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

                               For the quarters       For the six months
                               ended June 30,          ended June 30,

                                     1999       1998      1999       1998
Net income                       $  219,503 $ 259,921 $ 413,963   $ 559,506
Unrealized holding gains (losses)  (406,692)  (28,824) (592,217)     15,319
 Less - reclassification
 adjustment for gain
 included in net earnings             5,500    10,795     7,147      10,795
         Net unrealized gains
        (losses) on securities     (412,192)  (39,619) (599,364)      4,524
Income tax expense (benefit)       (156,633)  (15,055) (227,758)      1,719
Total comprehensive income         $ 36,056 $ 235,357  $ 42,357   $ 562,311


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

	Net earnings for the first six months of 1999 decreased $145,543, or 26.0%, to $413,963 as compared to the first six months of 1998. Net interest income decreased $183,177, or 7.7%, from $2,387,627, to $2,204,452. Noninterest income decreased $106,664, or 17.1%, from $623,604 to
$516,940, due to a decrease in gains on sale of loans. Noninterest expense decreased $150,433 or 6.7%.

	Net earnings for the second quarter of 1999 decreased 15.6% to $219,503 in comparison to the same period in 1998. Net interest income decreased from $1,164,078 to $1,126,030, or 3.3%, during this period. Noninterest income decreased 21.4% to $262,553 compared to $334,021 as a result of gains on sale of loans declining. Noninterest expense declined $120,589, or 10.3%.

	Interest Income.  Interest income decreased
$752,612, or 14.0%, to $4.6 million from $5.4
million in the first six months of 1998. The majority of this decline was attributable to a significant decrease in residential real estate loans beginning in the second quarter of 1998. While June 30, 1999 and 1998 loan totals were comparable, the average loan balance for the first six months of 1999 was $76.2 million compared to $85.7 million for the first six months of 1998.

Interest income for the second quarter of 1999 decreased by $320,619, or 12.1% compared to the same period of 1998. Average loans for the second quarter of 1999 were $78.0 million compared to average loans of $83.3 million for the second quarter of 1998. However, it is expected that average loans in the third quarter of 1999 will exceed the comparable 1998 period.

	Interest Expense. As compared to the same period a year earlier, interest expense during the first six months of 1999 decreased by $509,435, or 17.4%. Interest expense on deposits decreased
$467,993, or 17.8% while interest expense on borrowings, consisting of advances from the Federal
Home Loan Bank of Topeka (the "FHLB") and funds borrowed for acquisitions decreased $41,442, or 14.0%, during this time period. Interest expense decreased as a result of a decline in interest rates, a decline in deposits resulting from the Beloit branch sale, and the principal repayments on the Company's note payable.

	Interest expense for the second quarter of 1999 decreased 17.4% to $1.2 million from $1.5 million in 1998. Deposit interest expense decreased
$242,610, or 18.6%, to $1.1 million.  These
decreases were the result of the decline in interest rates, the sale of the Beloit branch ($6.8 million in deposits) and the principal repayments on the Company's note payable.

	Provision for Loan Losses.  The Company
did not make a provision for loan losses for the first six months of 1999, as a result of the strong credit quality of the loan portfolio. The provision for loan losses was $60,000 in the first six months of 1998.
At June 30, 1999, the allowance for loan losses was $1,274,379, or 1.6% of gross loans outstanding, compared to $1,341,912, or 1.7% of gross loans outstanding, at June 30, 1998. The allowance for loan losses was $1.3 million at December 31, 1998, or 1.7% of gross loans outstanding.

	Noninterest Income.  Noninterest income
decreased $106,664, or 17.1%, for the first six months of 1999 to $516,940 compared to the same period in 1998, as gains on sales of loans in the first six months declined $81,109 below the comparable period in 1998. Noninterest income for the second quarter of 1999 decreased 21.4% to $262,553 compared to $334,021 for the second quarter in 1998. Contributing to this decrease was a decline in gains on sale of loans of $72,186, offset by an increase in fee and service charge income of $15,660.

	Noninterest Expense. Noninterest expense decreased $150,433, or 6.7%, to $2.1 million for the first six months of 1999 over the same period in 1998. Noninterest expense decreased $120,589, or 10.3% for the second quarter of 1999 compared to the same period in 1998 resulting from reduced expenses for compensation and benefits, occupancy and equipment and professional fees.

	Asset Quality and Distribution.  The
Company's total assets remained stable at $136.8
million at June 30, 1999 compared to $135.8 million at December 31, 1998. The Company's primary ongoing sources of funds are deposits, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition, and the restructuring of the financial services industry.

	The primary investing activities of the
Company are the origination of mortgage, consumer, and commercial loans and the purchase of investment and mortgage backed securities.
Generally, the Company originates long term fixed rate residential mortgage loans for immediate sale and does not warehouse loans to speculate on interest rates.

	Management believes that the quality of the loan portfolio continues to be strong, as evidenced by the small number and amount of loans past due one month or more. As of June 30, 1999, eleven real estate loans were more than one month past due with a total balance of $724,452, which was 0.9% of total loans outstanding. Seven of these loans, totaling $532,994, were on non-accrual status as of June 30, 1999. With the exception of guaranteed student loans, five consumer loans totaling $46,521, or 0.1%, were over one month past due as of June
30, 1999 and two of these loans with a
balance of $11,411 were on non-accural.
Additionally, thirteen commercial loans totaling
$239,126, or 0.3%, were past due. No commercial loans were on non-accrual status.

	During the six months ended June 30, 1999, the Company purchased investment securities available for sale in the amount of $11.7 million.
These activities were funded primarily by maturities and sales of investment securities of $14.1 million.

	Liability Distribution. At June 30, 1999, total deposits had a net decrease of $7.0 million from December 31, 1998, while borrowings increased $7.8 million. The change in the liability mix is primarily related to daily fluctuations experienced on the deposit balances maintained by our public funds providers.

	Noninterest bearing demand accounts at the end of the second quarter of 1999 totaled $9.5 million, or 8.8% of deposits, compared to approximately 8.1%, or $9.3 million at December
31, 1998. Certificates of deposit decreased to $52.5 million at June 30, 1999 from $54.2 million, or 3.1%. Money market and NOW accounts decreased
12.9% from December 31, 1998 to $35.9 million from $41.2 million, and were 33.2% of total deposits, while savings accounts also decreased from $10.3 million to $10.1 million. The decrease in money market and NOW accounts primarily resulted from the fluctuating balances of public funds providers accounts.

	Liquidity. The Company's most liquid assets are cash and cash equivalents and investment securities available for sale. The level of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At June 30, 1999, and December
31, 1998 respectively, these liquid assets totaled
$48.8 million and $52.3 million. During periods in which the Company is not able to originate a sufficient amount of loans and/or periods of high principal prepayments, the Company increases its liquid assets by investing in short-term U. S.
Government and agency securities.

	Liquidity management is both a daily and long-term function of management strategy. Excess funds are generally invested in short-term investments. In the event the Company requires funds beyond its ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB or through sales of securities. At June 30, 1999, the Company had outstanding FHLB advances of $4.4 million and had $8.7 million outstanding on its $15 million line of credit.
Additionally, the Company has guaranteed a loan made to the Company's Employee Stock Ownership
Plan (the "ESOP") with an outstanding balance of $212,860 at June 30, 1999, to fund the ESOP's purchase of shares in the Company's common stock offering in 1993. The total borrowings by the Company were $14.4 million at June 30, 1999, compared to $6.5 million at December 31, 1998.

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

At June 30, 1999, the Bank continued to
maintain a sound Tier 1 capital ratio of 8.78% and a risk based capital ratio of 15.98%. As shown by the following table, the Bank's capital exceeded the minimum capital requirements (dollars in thousands):

                                   June 30, 1999
                     Amount         Percent          Required
Tier 1 Capital      $12,014          8.78%            4.00%
Risk Based Capital   13,033         15.98%            8.00%

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

	The Company has been successful in
meeting the interest rate sensitivity objectives set forth in its policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at May 31, 1999 and forecasting volumes for the twelve month projection. This position is then subjected to a shift in interest rates of 200 basis points rising and 200 basis points falling with an impact to the Company's net interest income for the next 12 month period as follows:

            					$ change in net interest	      % of net
Scenario            				income		              		int. income
200 basis point rising			($147,600)	           		(4.45%)
200 basis point falling			($185,000)	          		(5.58%)

	The Company believes that no significant changes in its interest rate sensitivity position have occurred since May 31, 1999. The Company also believes it is appropriately positioned for future interest rate movements, although it may experience some fluctuations in net interest income due to short term timing differences between the repricing of assets and liabilities.

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
VOTE OF SECURITY HOLDERS.

On May 19, 1999, the annual
meeting of stockholders was held.
At the meeting, Patrick L.
Alexander, Joseph L. Downey and
Jerry R. Pettle were elected to serve
as Class I directors with terms
expiring in 2002. Continuing as
Class II directors (term expires in
2000) are Susan E. Roepke and
Donald J. Wissman and continuing
as Class III directors (term expires in
2001) are Brent A. Bowman, Charles
D. Green and Vernon C. Larson. The
stockholders also ratified the
appointment of KPMG LLP as the
Company's independent public
accountants for the year 	ending
	December 31, 1999.

		There were 1,370,638 issued and
outstanding shares of Common Stock at the
time 	of the annual meeting.  The voting
on each item at the annual meeting was as
	follows:

                         For        Withheld/               Broker
                                    Against       Abstain   Non-Votes

Patrick L. Alexander  1,183,944      27,428

Joseph L. Downey      1,203,315       8,057

Jerry R. Pettle       1,201,516       9,856

KPMG LLP              1,152,328       4,200        29,321

ITEM 5.	OTHER INFORMATION.

		None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

		A.	Exhibits

		Exhibit 27.  Financial Data Schedule.

  B. Reports on Form 8-K

  None

SIGNATURES

	Pursuant to the requirements of the
Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MNB BANCSHARES, INC.

Date:  August 11, 1999		/s/Patrick L. Alexander
                          	President and Chief Executive Officer

Date:  August 11, 1999		/s/Mark A. Herpich
                     						Chief Financial Officer and Treasurer