Form 10-Q
period 1999-09-30
MNB BANCSHARES INC
filed 1999-11-15
CIK 891284

17

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 1999

                                  OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
            For transition period from ________ to ________

                    Commission File Number 0-20878


                         MNB BANCSHARES, INC.
        (Exact name of Registrant as specified in its charter)



        Delaware                          48-1120026
---------------------------      --------------------------------------
(State or other jurisdiction     (I.R.S. Employer Identification Number)
of incorporation or organization)


              800 Poyntz Avenue, Manhattan, Kansas 66502
              ------------------------------------------

         (Address of principal executive offices) (Zip Code)

                            (785) 565-2000
                            --------------
         (Registrant's telephone number, including area code)



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: As of November 9, 1999, the Registrant had outstanding 1,449,303 shares of its common stock, $.01 par value per share.

                              MNB BANCSHARES, INC.
                      Form 10-Q Quarterly Report

                           Table of Contents



                                PART I

                                                         Page Number

Item 1.    Financial Statements and Related Notes              1 - 5
Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations               8 - 13
Item 3.    Quantitative and Qualitative Disclosures about          14
              Market Risk


                                PART II

Item 1.    Legal Proceedings                                       16
Item 2.    Changes in Securities                                   16
Item 3.    Defaults Upon Senior Securities                         16
Item 4.    Submission of Matters to a Vote of
             Security Holders                                      16
Item 5.    Other Information                                       16
Item 6.    Exhibits and Reports on Form 8-K                        16


Form 10-Q Signature Page                                           17


                 MNB BANCSHARES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS



                                                September 30,   December 31,
                                                     1999          1998
                                                     ------------------
ASSETS
                                                (Unaudited)
Cash and interest bearing deposits               $4,704,688      $3,875,529

Investment securities:
  Held-to-maturity at amortized cost              1,891,300       2,266,343
  (estimated fair value of $1,896,000
    and $2,296,000 respectively)
  Available-for-sale at estimated fair value     45,674,128      48,384,518
Loans, net                                       82,976,469      75,052,990
Premises and equipment, net                       2,181,673       2,231,850
Other assets                                      4,028,145       4,019,000
                                                -----------     -----------
     Total assets                              $141,456,403    $135,830,230
                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                     $112,038,717    $115,062,022
  Other borrowings                               14,702,355       6,529,501
  Accrued expenses, taxes and other liabilities   1,485,784         997,034
                                                  ---------         -------
     Total liabilities                          128,226,856     122,588,557
                                                ===========     ===========

Stockholders' equity:
  Common stock, $.01 par, 3,000,000 shares
authorized,
   1,449,303 and 1,367,976 shares issued and
outstanding at
   1999 and 1998, respectively                       14,493          13,680
  Additional paid in capital                      9,011,899       8,199,525
  Retained earnings                               4,672,478       5,021,547
  Accumulated other comprehensive income/(loss)    (259,119)        229,272
  Unearned employee benefits                       (210,204)       (222,351)
                                                   --------        --------
     Total stockholders' equity                  13,229,547      13,241,673
                                                 ----------      ----------

     Total liabilities and stockholders'equity $141,456,403    $135,830,230
                                               ============    ============



See accompanying notes to condensed consolidated financial statements.


                MNB BANCSHARES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                              (Unaudited)
                                         For the nine months
                                         ended September 30,
                                           1999        1998
                                           ----------------
Interest income:
  Loans                                 $5,000,638   5,642,154
  Investment securities                  1,974,827   1,923,880
  Other                                     71,251     300,497
                                            ------     -------
     Total interest income               7,046,716   7,866,531

Interest expense:
  Deposits                               3,225,794   3,860,201
  Borrowed funds                           446,814     433,243
                                           -------     -------
     Total interest expense              3,672,608   4,293,444

     Net interest income                 3,374,108   3,573,087

Provision for loan losses                        -      90,000
                                         ---------      ------

   Net interest income after             3,374,108   3,483,087
provision for loan losses
Noninterest income:
  Fees and service charges                 601,938     570,294
  Gains on sale of loans                   119,568     277,906
  Gains on sale of investments               7,147      10,795
  Other                                     35,037      67,139
                                            ------      ------
     Total noninterest income              763,690     926,134

Noninterest expense:
  Compensation and benefits              1,577,736   1,523,875
  Occupancy and equipment                  442,806     500,814
  Federal deposit insurance premiums        34,465      39,907
  Data processing                           98,950     109,198
  Amortization                             170,526     185,775
  Advertising                               41,922      52,350
  Professional fees                        112,546     181,300
  Stationery, printing and office supplies  74,526      76,017
  Other                                    578,766     653,039
                                           -------     -------
     Total noninterest expense           3,132,243   3,322,275

     Earnings before income taxes        1,005,555   1,086,946

Income tax expense                         341,357     333,610
                                           -------     -------

     Net earnings                         $664,198    $753,336
                                          ========    ========

Earnings per share:
                          Basic         $     0.46  $     0.55
                                        ==========  ==========
                          Diluted       $     0.45  $     0.53
                                        ==========  ==========

Dividends per share                     $   0.1875  $   0.1875
                                        ==========  ==========

See accompanying notes to condensed consolidated financial statements

                 MNB BANCSHARES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                              (Unaudited)

                                         For the three months
                                         ended September 30,
                                           1999        1998
                                           ----------------
Interest income:
  Loans                                $ 1,745,504   1,756,392
  Investment securities                    653,812     646,463
  Other                                     18,879      82,544
                                            ------      ------
     Total interest income               2,418,195   2,485,399

Interest expense:
  Deposits                               1,056,958   1,223,372
  Borrowed funds                           191,580     136,567
     Total interest expense              1,248,538   1,359,939

     Net interest income                 1,169,657   1,125,460

Provision for loan losses                      -        30,000
                                          --------      ------
     Net interest income after           1,169,657   1,095,460
provision for loan losses

Noninterest income:
  Fees and service charges                 206,847     171,063
  Gains on sale of loans                    30,377     107,606
  Other                                      9,526      23,861
                                             -----      ------
     Total noninterest income              246,750     302,530

Noninterest expense:
  Compensation and benefits                535,494     484,878
  Occupancy and equipment                  148,729     161,315
  Federal deposit insurance premiums        10,931       8,361
  Data processing                           31,725      31,038
  Amortization                              55,588      60,129
  Advertising                                9,440      21,439
  Professional fees                         32,806      70,514
  Stationery, printing and office supplies  21,761      15,919
  Other                                    192,283     224,764
                                           -------     -------
     Total noninterest expense           1,038,757   1,078,357

     Earnings before income taxes          377,650     319,633
                                           -------     -------

Income tax expense                         127,415     125,803
                                           -------     -------

     Net earnings                        $ 250,235     193,830
                                         =========     =======

Earnings per share:
                          Basic          $    0.17  $    0.14
                          Diluted        $    0.17  $    0.13
                                         =========  =========

Dividends per share                      $  0.0625  $  0.0625

                                         =========  =========

See accompanying notes to condensed consolidated financial statements.


                 MNB BANCSHAES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)


                                                 For the nine months
                                                 ended September 30,
                                                 1999           1998
                                                 -------------------
Net cash provided by operating activities    $   1,948,311       2,260,820

INVESTING ACTIVITIES
  Net (increase) decrease in loans              (8,225,514)     10,230,550
  Maturities and prepayments of
    investments held to maturity                   274,654       3,667,504
  Maturities and prepayments of
    investments available for sale              11,012,480       9,854,520
  Purchase of investments available for sale   (14,182,740)    (20,438,296)
  Proceeds from sale of investments held
    to maturity                                    102,317               -
  Proceeds from sale of investments
    available for sale                           5,049,734       1,228,736
  Proceeds from sales of foreclosed assets          50,000          70,515
  Net proceeds from Beloit Sale                          -         973,283
  Purchases of equipment and building
    improvements                                  (161,699)       (158,494)
                                                  --------        --------
     Net cash provided by (used in)
       investing activities                     (6,080,768)      5,428,318

FINANCING ACTIVITIES
  FHLB advances (repayment)                      8,835,001        (964,284)
  Net decrease in deposits                      (3,023,305)     (3,724,657)
  Net decrease in securities sold under
    agreements to repurchase                             -        (523,032)
  Issuance of common stock under stock
    option plan                                     62,882          75,013
  Repayment on note payable                       (650,000)             -
  Cash dividends paid on common stock             (262,962)       (248,627)
                                                  --------        --------
     Net cash provided by (used in)
       financing activities                      4,961,616      (5,385,587)
                                                 ---------      ----------
  Net increase (decrease) in cash                  829,159      (2,303,551)
  Cash at beginning of period                    3,875,529        6,698,451
                                                 ---------        ---------
  Cash at end of  period                   $     4,704,688        9,002,002
                                           ===============        =========

Supplemental disclosure of cash flow
information:
   Cash paid during period for interest    $     3,647,000        4,267,000
                                           ===============        =========
   Cash paid during period for taxes       $       158,000          838,000
                                           ===============          =======

Supplemental disclosure of noncash
   investing activities:
   Transfer of loans to real estate owned  $      $105,000           10,000
                                           ===============           ======

See accompanying notes to condensed consolidated financial statements.

                 MNB BANCSHARES, INC. AND SUBSIDIARIES
         Notes to Condensed Consolidated Financial Statements


1.   Interim Financial Statements

     The condensed consolidated financial statements of MNB Bancshares, Inc. (the "Company") and subsidiaries have been prepared in accordance with the instructions to Form 10-Q. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Form 10-K for the year ended December 31, 1998, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The December 31, 1998 condensed consolidated balance sheet has been derived from the audited balance sheet as of that date. The results of the interim periods ended September 30, 1999 are not necessarily indicative of the results expected for the year ended December 31, 1999.

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

      The shares used in the calculation of basic and diluted income per share are shown below:


                         For the quarters ended      For the nine months
                         September 30,               ended September 30,
                         1999        1998            1999         1998
                         ---------------------------------------------
Weighted
    average common
    shares outstanding   1,449,303   1,433,138       1,443,264   1,428,431
Stock options               39,830      52,700          45,401      57,275
                            ------      ------          ------      ------
Total                    1,489,133   1,485,838       1,488,665   1,485,705
                         =========   =========       =========   =========


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


                                    For the quarters      For the nine months
                                    ended September 30,   ended September 30,
                                      1999       1998      1999      1998
                                      -----------------------------------
Net income                          $250,235    193,830   664,198   753,336
Unrealized holding gains (losses)   (188,363)   295,044  (780,580)  310,363
 Less - reclassification adjustment
   for gain included in net earnings       -          -     7,147    10,795
                                     -------    -------     -----    ------
        Net unrealized gains
(losses) on securities              (188,363)   295,044  (787,727)  299,568
Income tax expense (benefit)         (71,578)   112,128  (299,336)  113,847
                                     -------    -------  --------   -------
Total comprehensive income          $133,450   $376,746  $175,807   939,057
                                    ========   ========  ========   =======


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

      Net earnings for the third quarter of 1999 increased 29.1% to $250,235 in comparison to the same period in 1998. Net interest income after provision for loan losses increased from $1,095,460 to $1,169,657, or 6.8%, during this period. Noninterest income decreased 18.4% to $246,750 compared to $302,530 as a result of gains on sale of loans declining. Noninterest expense declined $39,600, or 3.7%.

      Net earnings for the first nine months of 1999 decreased $89,138, or 11.8%, to $664,198 as compared to the first nine months of 1998. Net interest income after provision for loan losses decreased $108,979, or 3.3%, from $3,483,087, to $3,374,108.
Noninterest income decreased $162,444, or 17.5%, from $926,134 to $763,690, due to a decrease in gains on sale of loans. Noninterest expense decreased $190,032 or 5.7%.

      Interest Income. Interest income decreased $819,815, or 10.4%, to $7.0 million from $7.9 million in the first nine months of 1998. While the September 30, 1999 loan totals were $8.5 million higher than September 30, 1998, the average balance for the first nine months of 1999 was slightly lower at $78.1 million compared to $82.7 million for the first nine months of 1998. These numbers reflect the significant decrease in residential real estate loans outstanding, beginning in the second quarter of 1998, as borrowers refinanced into lower fixed rate loans which the Company sold into the secondary market. Interest income for the third quarter of 1999 decreased by $67,204, or 2.7% compared to the same period of 1998.

      Interest Expense. As compared to the same period a year earlier, interest expense during the first nine months of 1999 decreased by $620,836, or 14.5%. Interest expense on deposits decreased $634,407, or 16.4% while interest expense on borrowings, consisting of advances from the Federal Home Loan Bank of Topeka (the "FHLB") and funds borrowed for acquisitions increased $13,571, or 3.1%, during this time period. Interest expense decreased as a result of a decline in interest rates, a decline in deposits resulting from the Beloit branch sale, and the principal repayments on the Company's note payable. These items were offset slightly by the interest on increased FHLB borrowings.

                 MNB BANCSHARES, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Interest expense for the third quarter of 1999 decreased 8.2% to $1.2 million from $1.4 million in 1998. Deposit interest expense decreased $166,414, or 13.6%, to $1.1 million. These decreases were the result of the decline in interest rates, the sale of the Beloit branch ($6.8 million in deposits) and the principal repayments on the Company's note payable, offset by increased FHLB borrowings.

      Provision for Loan Losses. The Company did not make a provision for loan losses for the first nine months of 1999, primarily as a result of the strong credit quality of the loan portfolio, which is discussed in the Asset Quality and Distribution section below. The provision for loan losses was $90,000 in the first nine months of 1998. At September 30, 1999, the allowance for loan losses was $1,235,237, or 1.5% of gross loans outstanding, compared to $1,351,399, or 1.8% of gross loans outstanding, at September 30, 1998. The allowance for loan losses was $1.3 million at December 31, 1998, or 1.7% of gross loans outstanding.

      Noninterest Income. Noninterest income decreased $162,444, or 17.5%, for the first nine months of 1999 to $763,690 compared to the same period in 1998, as gains on sales of loans in the first nine months declined $158,338 below the comparable period in 1998. Noninterest income for the third quarter of 1999 decreased 18.4% to $246,750 compared to $302,530 for the third quarter in 1998. Contributing to this decrease was a decline in gains on sale of loans of $77,229, offset by an increase in fee and service charge and other income of $21,449.

      Noninterest Expense. Noninterest expense decreased $190,032, or 5.7%, to $3.1 million for the first nine months of 1999 over the same period in 1998. Noninterest expense decreased $39,600, or 3.7% for the third quarter of 1999 compared to the same period in 1998. These decreases primarily resulting from reduced expenses for occupancy and equipment and professional fees, along with a general decline in most categories due to closely monitoring expenses.

      Asset Quality and Distribution. The Company's total assets remained stable at $141.5 million at September 30, 1999 compared to $135.8 million at December 31, 1998. The Company's primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition, and the restructuring of the financial services industry.

      The primary investing activities of the Company are the origination of mortgage, consumer, and commercial loans and the purchase of investment and mortgage backed securities. Generally, the Company originates long term fixed rate residential mortgage loans for immediate sale and does not warehouse loans to speculate on interest rates.

      Management believes that the quality of the loan portfolio continues to be strong, as evidenced by the small number and amount of loans past due one month or more which have remained at approximately the same levels as at December 31, 1998. As of September 30, 1999, fourteen real estate loans were more than one month past due with a total balance of $709,859, which was 0.9% of total loans outstanding. Seven of these loans, totaling $467,569, were on non-accrual status as of September 30, 1999.

                 MNB BANCSHARES, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

With the exception of guaranteed student loans, seven consumer loans totaling $59,516 or 0.1%, were over one month past due as of September 30, 1999 and one of these loans with a balance of $5,241 were on non-accrual. Additionally, nine commercial loans totaling $346,124, or 0.4%, were past due. No commercial loans were on non-accrual status.

      During the nine months ended September 30, 1999, the Company purchased investment securities available for sale in the amount of $14.2 million. These activities were funded primarily by maturities and sales of investment securities of $16.4 million.

      Liability Distribution. At September 30, 1999, total deposits had a net decrease of $3.0 million from December 31, 1998, while borrowings increased $8.2 million. The change in the liability mix was primarily related to daily fluctuations experienced on the deposit balances maintained by the Company's public funds providers.

      Noninterest bearing demand accounts at the end of the third quarter of 1999 totaled $10.4 million, or 9.3% of deposits, compared to approximately 8.1%, or $9.3 million at December 31, 1998. Certificates of deposit increased to $55.5 million at September 30, 1999 from $54.2 million, or 2.4%. Money market and NOW accounts decreased 12.4% from December 31, 1998 to $36.1 million from $41.2 million, and were 32.2% of total deposits, while savings accounts decreased slightly from $10.3 million to $10.0 million. The decrease in money market and NOW accounts primarily resulted from the fluctuating balances of public funds providers accounts.

      Liquidity. The Company's most liquid assets are cash and cash equivalents and investment securities available for sale. The level of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At September 30, 1999, and December 31, 1998 respectively, these liquid assets totaled $50.4 million and $52.3 million. During periods in which the Company is not able to originate a sufficient amount of loans and/or periods of high principal prepayments, the Company increases its liquid assets by investing in short-term U. S. Government and agency securities.

      Liquidity management is both a daily and long-term function of management strategy. Excess funds are generally invested in short-term investments. In the event the Company requires funds beyond its ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB or through sales of securities. At September 30, 1999, the Company had outstanding FHLB advances of $10.4 million and had $3.1 million outstanding on its $17.5 million line of credit. Additionally, the Company has guaranteed a loan made to the Company's Employee Stock Ownership Plan (the "ESOP") with an outstanding balance of $210,204 at September 30, 1999, to fund the ESOP's purchase of shares in the Company's common stock offering in 1993. The total borrowings by the Company were $14.7 million at September 30, 1999, compared to $6.5 million at December 31, 1998.

                 MNB BANCSHARES, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

      At September 30, 1999, the Bank continued to maintain a sound Tier 1 capital ratio of 8.64% and a risk based capital ratio of 15.56%. As shown by the following table, the Bank's capital exceeded the minimum capital requirements (dollars in thousands):


                                     September 30, 1999
                                     ------------------
                               Amount      Percent      Required
                               ---------------------------------
         Tier 1 Capital       $12,216       8.64%       4.00%
         Risk Based Capital    13,283      15.56%       8.00%


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

      Recent Regulatory Developments/Pending Legislation. On November 4, 1999, the United States Congress approved legislation that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the"Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve Board under section 4(c)(8) of the Bank Holding Company Act. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

                 MNB BANCSHARES, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      National banks are also authorized by the Act to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve Board, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries). The Act provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national bank investments in financial subsidiaries.

      The Act must be signed by the President before it will take effect. At this time, the Company is unable to predict the impact the Act may have on the Company and its subsidiaries.

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

                 MNB BANCSHARES, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

      The Company has been successful in meeting the interest rate sensitivity objectives set forth in its policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at August 31, 1999 and forecasting volumes for the twelve month projection. This position is then subjected to a shift in interest rates of 200 basis points rising and 200 basis points falling with an impact to the Company's net interest income for the next 12 month period as follows:


                             $ change in net             % of net
Scenario                     interest income             int. income
                             -------------------         ----------
200 basis point rising       ($379,080)                   (7.74%)
200 basis point falling       $468,960                     9.58%


      The Company believes that no significant changes in its interest rate sensitivity position have occurred since August 31, 1999. The Company also believes it is appropriately positioned for future interest rate movements, although it may experience some fluctuations in net interest income due to short term timing differences between the repricing of assets and liabilities.

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

                               MNB BANCSHARES, INC.



Date:  November 10, 1999            __________________________________
                               Patrick L. Alexander
                               President and Chief Executive Officer



Date:  November 10, 1999            __________________________________
                               Mark A. Herpich
                               Chief Financial Officer and Treasurer