Form 10-K
period 1999-12-31
MNB BANCSHARES INC
filed 2000-03-30
CIK 891284

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 21549

                                    FORM 10-K

                          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For fiscal year ended December 31, 1999
                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                          For transition period from to

                         Commission File Number 0-21878

                             MNB BANCSHARES, INC.
                             --------------------
            (Exact name of Registrant as specified in its charter)

DELAWARE                                       48-1120026
--------                                       ----------
(State or other jurisdiction              (I.R.S.Employer Identification Number)
of incorporation or organization)

                  800 POYNTZ AVENUE, MANHATTAN, KANSAS 66505
                  ------------------------------------------
             (Address of principal executive offices) (Zip Code)

                                (785) 565-2000
                                --------------
             (Registrant's telephone number, including area code)

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                   Name of Each Exchange
      TITLE OF EACH CLASS                          ON WHICH REGISTERED
             None                                           None

         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                   COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X No ___

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this form 10-K. [ ]

      The aggregate market value of voting common stock of Registrant held by non-affiliates as of March 28, 2000 was $5,588,171.* At March 28, 2000, the total number of shares of common stock outstanding was 1,443,622.

Documents incorporated by Reference:

      Portions of the 1999 Annual Report to Stockholders for the fiscal year ended December 31, 1999, are incorporated by reference into Parts I and II hereof, to the extent indicated herein. Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 17, 2000, are incorporated by reference in Part III hereof, to the extent indicated herein.

* Based on the last reported price of actual transactions in Registrant's common stock on March 28, 2000, and reports of beneficial ownership prepared by all directors, executive officers and beneficial owners of more than 5% of the outstanding shares of common stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of common stock of Registrant.

                              MNB BANCSHARES, INC.

                          1999 Form 10-K Annual Report

                                Table of Contents

                                     PART I

ITEM 1.     BUSINESS..............................................       1

ITEM 2.     PROPERTIES............................................      20

ITEM 3.     LEGAL PROCEEDINGS.....................................      20

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS...............................................      20

ITEM 5.     MARKET FOR THE COMPANY'S COMMON STOCK AND
            RELATED STOCKHOLDER MATTERS...........................      20

ITEM 6.     SELECTED FINANCIAL DATA...............................      20

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS...................      21

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA............      21

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE...................      21

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....      21

ITEM 11.    EXECUTIVE COMPENSATION................................      22

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT........................................      22

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........      22

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
            REPORTS ON FORM 8-K...................................      22

SIGNATURES  ......................................................      24

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

      On April 1, 1995, the Company acquired all of the issued and outstanding stock of Auburn Security Bancshares, Inc. ("Auburn"), which had consolidated assets of approximately $20 million. Auburn was a one-bank holding company which owned 99% of the outstanding stock of Security State Bank, Auburn, Kansas. Subsequent to the acquisition, the Company acquired all of the remaining stock of Security State Bank. On December 31, 1995, the Company merged and consolidated Manhattan National Bank and Security State BANK INTO SECURITY NATIONAL BANK. IN MAY, 1997, A DE NOVO branch was opened in Topeka, Kansas. On December 31, 1997, the Company acquired Freedom Bancshares, Inc., Osage City, Kansas ("Freedom"), the holding company for Citizens State Bank, Osage City, Kansas ("Citizens"), with a branch in Beloit, Kansas. Consolidated assets acquired in this transaction were approximately $43 million. On June 5, 1998, the Company sold the Beloit, Kansas branch. On January 6, 2000, the Company opened an in-store supermarket branch in Manhattan, Kansas. On March 29, 2000 the Company announced an agreement to purchase the Wamego and Osage City, Kansas branches of Commercial Federal Bank, with total deposits of approximately $17 million.

      As a bank holding company, the Company is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Company is also subject to various reporting requirements of the Securities and Exchange Commission (the "SEC").

      Pursuant to the Conversion, the Bank succeeded to all of the assets and liabilities of the Association. The Association was organized as a Kansas-chartered mutual building and loan association in 1885, and converted to a federally chartered mutual savings and loan association in 1938. The Bank is principally engaged in the business of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to originate consumer, commercial, multi-family, and one-to-four family residential mortgage loans in the Bank's principal lending areas, consisting primarily of Manhattan, Auburn, Topeka, and Osage City, Kansas and the surrounding communities in Riley, Pottawatomie, Shawnee and Osage Counties in Kansas. Since Conversion, the Bank has focused on originating greater numbers and amounts of consumer, commercial, and agricultural loans. Additionally, greater emphasis has been placed on diversification of the deposit mix through expansion of core deposit accounts such as checking, savings, and money market accounts. The Bank has also diversified its geographical markets with the acquisitions of Auburn and Osage City and the establishment of the branch facility in Topeka.

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

      The Company's executive office is located at 800 Poyntz Avenue, Manhattan, Kansas 66502. Its telephone number is (785) 565-2000.

MARKET AREA

      The Bank's home office is located at 800 Poyntz Avenue, Manhattan, Kansas, with branches located at 1741 N. Washington, Auburn, Kansas; 6100 SW 21st Street, Topeka, Kansas, and 102 S 6th, Osage City, Kansas. Manhattan is located in east central Kansas, approximately 45 miles west of Topeka. Manhattan is the county seat and largest city in Riley County. Over the past decade, Riley County has experienced household growth at an annual rate which is slightly higher than the growth rates for Kansas in general. Auburn is located ten miles southwest of Topeka and in an area experiencing the growth and expansion of the metropolitan Topeka area. Topeka is the state capital. Osage City is approximately 30 miles south of Topeka and has a population of 2,700.

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

COMPETITION

      The Bank faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits comes from commercial banks and other savings institutions located in its principal market areas of Riley, Osage, Pottawatomie and Shawnee Counties, including many large financial institutions which have greater financial and marketing resources available to them. The ability of the Bank to attract and retain deposits generally depends on its ability to provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities. The Bank competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers. Additionally, competition may increase as a result of the continuing reduction on restrictions on the interstate operations of financial institutions. Under the Gramm-Leach-Bliley Act of 1999, effective March 11, 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act may significantly change the competitive environment in which the Company and the Bank conduct business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

EMPLOYEES

      At December 31, 1999, the Bank had a total of 64 employees (60 full time equivalent employees). The Company has no direct employees. Employees are provided with a comprehensive benefits program, including basic and major medical insurance, life and disability insurance, sick leave, an employee stock ownership plan and a 401(k) profit sharing plan. Employees are not represented by any union or collective bargaining group and the Bank considers its employee relations to be good.

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

RECENT REGULATORY DEVELOPMENTS

      On November 12, 1999, President Clinton signed legislation that will allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve under section 4(c)(8) of the Bank Holding Company Act. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

      National banks are also authorized by the Act to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries). The Act provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national bank investments in financial subsidiaries.

      At this time, it is not possible to predict the impact the Act may have on the Company. Various bank regulatory agencies have just begun issuing regulations as mandated by the Act. The Federal Reserve has issued an interim rule that sets forth procedures by which bank holding companies may become financial holding companies, the criteria necessary for such a conversion, and the Federal Reserve's enforcement powers should a holding company fail to maintain compliance with the criteria. The OCC has issued a final rule discussing the procedures by which national banks may establish financial subsidiaries as well as the qualifications and safeguards that will be required. In addition, in February, 2000, all federal bank regulatory agencies jointly issued a proposed rule that would implement the financial privacy provisions of the Act.

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

      Federal law also prohibits any person or company from acquiring "control" of a bank or bank holding company without prior notice to the appropriate federal bank regulator. "Control" is defined in certain cases as the acquisition of 10% of the outstanding shares of a bank or bank holding company.

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

      Under the Federal Reserve's guidelines, the capital standards described above apply on a consolidated basis to bank holding companies that have more than $150 million in total consolidated assets, but generally apply on a bank-only basis to bank holding companies that, like the Company, have less than $150 million in total consolidated assets. Nevertheless, as of December 31, 1999, the Company's total capital of $13.3 million is well in excess of the Federal Reserve Board's consolidated minimum capital requirements.

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

      During the year ended December 31, 1999, BIF and SAIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2000, BIF and SAIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

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

      FICO ASSESSMENTS. Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both BIF members and SAIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Between January 1, 2000 and the final maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of THE INTEREST ON THE FICO BONDS ON A PRO RATA basis. During the year ended December 31, 1999, the FICO assessment rate for SAIF members ranged between approximately 0.058% of deposits and approximately 0.061% of deposits, while the FICO assessment rate for BIF members ranged between approximately 0.0116% of deposits and approximately 0.0122% of deposits. During the year ended December 31, 1999, the Bank paid FICO assessments totaling $45,000.

      SUPERVISORY ASSESSMENTS. All national banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC. The amount of the assessment is calculated using a formula which takes into account the bank's size and its supervisory condition (as determined by the composite rating assigned to the bank as a result of its most recent OCC EXAMINATION). During the year ended December 31, 1999, the Bank paid supervisory assessments to the OCC totaling $46,000.

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

      During the year ended December 31, 1999, the Bank was not required by the OCC to increase its capital to an amount in excess of the minimum regulatory requirement. As of December 31, 1999, the Bank exceeded its minimum regulatory capital requirements with a leverage ratio of 8.88% and a risk-based capital ratio of 14.84%.

      Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the institution to submit a capital restoration plan; limiting the institution's asset growth and restricting its activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions between the institution and its affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. As of December 31, 1999, the Bank was well capitalized, as defined by OCC regulations.

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

      The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 1999. Further, the Bank may not pay dividends in an amount which would reduce its capital below the amount required for the liquidation account established in connection with the Bank's conversion from THE MUTUAL TO THE STOCK FORM OF OWNERSHIP IN 1993. As of December 31, 1999, approximately $.4 million was available to be paid as dividends to the Company by the Bank. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by the Bank if the OCC determines such payment would constitute an unsafe or unsound practice.

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

      SAFETY AND SOUNDNESS STANDARDS. The federal banking agencies have adopted guidelines which establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. Since the fourth quarter of 1998, and through the first quarter of 2000, the federal banking regulators have issued safety and soundness standards for achieving Year 2000 compliance, including standards for developing and managing Year 2000 project plans, testing remediation efforts and planning for contingencies.

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

      FEDERAL RESERVE SYSTEM. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $44.3 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $44.3 million, the reserve requirement is $1.329 million plus 10% of the aggregate amount of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

I. DISTRIBUTION OF ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIALS

      The average balance sheets are incorporated by reference from the Company's 1999 Annual Report to Stockholders (attached as Exhibit 13.1). The following table describes the extent to which changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities affected the Bank's interest income and expense during the periods indicated. The table distinguishes between (i) changes attributable to rate (changes in rate multiplied by prior volume), (ii) changes attributable to volume (changes in volume multiplied by prior rate), and (iii) net change (the sum of the previous columns). The net changes attributable to the combined effect of volume and rate, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

    DECEMBER 1999 VS 1998                          DECEMBER 1998 VS 1997
INCREASE/(DECREASE) ATTRIBUTABLE TO         INCREASE/(DECREASE) ATTRIBUTABLE TO
      --------------                                 ------------
                          VOLUME   RATE        NET     VOLUME   RATE      NET
                          ------   ----        ---     ------   ----      ---
  (Dollars in thousands)                (Dollars in thousands)
Interest income:
  Investment securities    $(113)    $(144)    $(257)    $  992  $ (80)   $  912
  Loans                      (70)     (411)     (481)     1,429     19     1,448
                           ------     -----    ------    ------    ---     -----
    Total                   (183)     (555)     (738)     2,421    (61)    2,360
                           ------     -----    ------    ------    ----    -----
Interest expense:
  Deposits                 $(296)    $(454)    $(750)    $1,296  $(111)   $1,185
  Other borrowings           198       (53)      145        334     36       370
                            ----      -----      ----      ----    ---       ---
    Total                    (98)     (507)     (605)     1,630    (75)    1,555
                           -----      -----     ------    ------   ----    -----
NET INTEREST INCOME        $ (85)  $   (48)  $  (133)   $   791  $  14    $  805
                          =======  ========  ========= ========= ======= =======


II.  INVESTMENT PORTFOLIO

INVESTMENTS

INVESTMENT SECURITIES. The following table sets forth the carrying value of the investment securities portfolio at the dates indicated.

                                                            At December 31,
                                                       1999       1998      1997
                                                       ----       ----      ----
                                                         (Dollars in thousands)
Investment securities:
  U.S. government and agency obligations              $ 18,622  $18,062  $26,087
  Mortgage-backed securities                            16,088   21,121   11,401
  Municipal bonds                                        8,861    8,690    3,097
  Bankers' acceptances                                       -    1,140      108
  FHLB, Federal Reserve, and Bankers Bank of
  KANSAS STOCK                                           1,434    1,638    1,386
                                                        ------    ------   -----
    TOTAL                                              $45,005  $50,651  $42,079
                                                       =======  =======  =======

As of December 31, 1999, the carrying value, maturities and the weighted average yields of investment securities were as follows:

                                   After One Year  After Five Years
                  One Year or       Through Five    Through Ten         Total
                     Less             Years            Years
                 ------------      --------------  ---------------  ------------
                 AMOUNT  YIELD     AMOUNT  YIELD    AMOUNT  YIELD  AMOUNT  YIELD
                 ------  -----     ------  -----    ------  -----  ------  -----
                                        (Dollars in thousands)
U.S. government and agency securities $ 8,704  6.00%    $ 9,919  6.40%    $   -      -  $ 18,622  6.22%
Mortgage-backed securities              5,621  6.00%      9,751  6.05%       716  6.60%   16,088  6.06%
Municipal bonds                         1,422  4.13%      7,043  4.21%       395  4.71%    8,861  4.22%
FHLB, FEDERAL RESERVE, AND BANKERS
Bank of Kansas Stock                        -     -%          -     -      1,434  7.00%    1,434  7.00%
                                        -----   ----     ------  ------    -----  -----    -----  -----
  TOTAL                               $15,747  5.84%    $26,713  5.70%    $2,545  6.70%  $45,005  5.79%
                                       ======  =====    =======  =====    ======  =====  =======  =====
With the exception of U.S. government and federal agency obligations, there were no investment  securities of any single issuer the book value of which  exceeded
10% of consolidated stockholders' equity at December 31, 1999.


III.  LOAN PORTFOLIO

LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.

                                                               At December 31
                                            1999                    1998                    1997
                                    ----------------------  ----------------------  ---------------------
                                                Percent                 Percent                 Percent
                                                   of                      of                      of
                                       AMOUNT     TOTAL       AMOUNT      TOTAL       AMOUNT     TOTAL
                                       ------     -----       ------      -----       ------     -----
                                                           (Dollars in thousands)
Real estate loans:
    Residential one-to-four family (1) $ 27,877      31.78%    $ 25,814      34.39%    $  37,218     41.95%
    Multi-family                          8,185       9.33        4,355       5.80         4,758      5.36
    COMMERCIAL REAL ESTATE(2)            23,450      26.73       21,118      28.14        20,713     23.35
                                         ------      -----      -------     --------     -------     -----
      Total real estate loans            59,512      67.84       51,287       68.33       62,689     70.66
Consumer loans                            7,169       8.17        5,818        7.75        6,357      7.16
Commercial non-real estate loans         20,483      23.35       17,131       22.83       18,305     20.63
Student loans                             1,877       2.14        2,388        3.18        2,887      3.25
 Less:
    Unearned fees, discounts and premiums    67       0.08           88        0.12          120      0.18
    Undisbursed loan funds                    5       0.01          191        0.25           59      0.01
    ALLOWANCE FOR LOAN LOSSES             1,249       1.42        1,292        1.72        1,335      1.51
                                          -----       ----       ------     -------       ------      ----
      TOTAL LOANS                        $87,720     100.00%    $ 75,053      100.00%    $ 88,724     100.00%
                                        =======     =======      ======      =======      =======    ======


(1) Includes loans held for sale totaling $751,000, $756,000 and $744,000 at December 31, 1999, 1998 and 1997, respectively.
(2) Includes construction loans totaling $3,807,000, $3,807,000 and $2,162,000 at December 31, 1999, 1998 and 1997 respectively.



      The following table sets forth the contractual maturities of loans at December 31, 1999. The table does not include unscheduled prepayments.

                                           At December 31, 1999
                      ----------------------------------------------------------------
                                          (Dollars in thousands)
                      Up to    After 1     After 3    After 5       10 through  Beyond
                      1 year   to 3 years  to 5 years to 10 years   20 years    20 years     Total
                      -------  --------    -------    --------      ---------   --------     -------
Real Estate loans    $ 9,327   $1,890      $4,013     $10,736       $24,029     $7,081       $57,076
Other loans           10,543    6,693      11,671       2,347           619         92        31,965
                      -------   ------     -------     ------        ------     ------       -------
TOTAL                $19,870   $8,583     $15,684     $13,083       $24,648     $7,173       $89,041
                      -------   ------    -------     -------       -------     ------       -------
Less:
    Unearned Discounts and
       deferred loan fees                                                                         67
    Undisbursed loan funds                                                                         5
    Allowance for LOAN LOSSES                                                                  1,249
                                                                                               -----
    LOANS, NET                                                                               $87,720
                                                                                             =======



      The following table sets forth at December 31, 1999 the dollar amount of all loans due after December 31, 2000 and whether such loans had fixed interest rates or adjustable interest rates:


                               FIXED      ADJUSTABLE       TOTAL
                               -----      ----------       -----
                                     (Dollars in thousands)

          Real Estate loans  $  6,918      $ 30,831       $ 47,749

          OTHER LOANS          13,340         8,082         21,422
                               ------        ------        -------

              TOTAL           $30,258      $ 38,913       $ 69,171
                             ==========   ==========     =========

NONPERFORMING ASSETS. The following table sets forth information with respect to nonperforming assets, including non-accrual loans and real estate acquired through foreclosure or by deed in lieu of foreclosure ("real estate owned"). Under the original terms of the Bank's non-accrual loans at December 31, 1999, interest earned on such loans during the year ended December 31, 1999 would not have been significantly different than reported. For each year shown, the Company had no loans greater than 90 days past due which were still accruing interest.

                                            At December 31,
                          -----------------------------------------------------
                                        1999       1998      1997        1996       1995
                                        ----       ----      ----        ----       ----
                                         (Dollars in thousands)

Total non-accrual loans                $  466     $ 144      $  172    $   140    $   39
Real estate owned ("REO")                  60         -         125         27         5
                                          ---      ----        ----        ---        --
TOTAL NONPERFORMING ASSETS             $  526     $ 144      $  297    $   167    $   44
                                       ======     =====      ======      ======   ======
Nonperforming assets to
  total adjusted loans                    0.60%      0.19%     0.34%       0.27%      0.07%
Nonperforming assets to total assets      0.37%      0.11%     0.21%       0.16%      0.04%
   total assets
Allowance for loan
losses to non-Performing assets         237.45%    897.22%   448.89%     490.88%   1,871.30%


IV.   SUMMARY OF LOAN LOSS EXPERIENCE

ALLOWANCE FOR LOSSES ON LOANS AND REAL ESTATE. The following table sets forth an analysis of the allowance for loan losses at the dates indicated.


                                                    At December 31,

                                         1999     1998    1997     1996     1995
                                         ----     ----    ----     ----     ----
                                                   (Dollars in thousands)

Balance at beginning of year       $  1,292  $ 1,335     $ 820    $ 826   $  562
Provision for loan losses:
    Mortgage loans                        -       17        18        4       23
    Non-mortgage loans                   15       73        42       11       17
                                         --      ---       ---      ---       --
Total provision for loan losses          15       90        60       15       40
                                         --      ---       ---      ---       --
Allowance for loans of acquired bank:
    Allowance for mortgage loans
        of acquired bank                  -        -        92        -      103
    Allowance for non-mortgage loans      -        -       369        -      126
        of accquired bank             -----     ----      ----     ----      ---

Total of allowance for loans of           -        -       461        -      229
  acquired bank                        ----     ----      ----     ----      ---
Recoveries:
    Mortgage loans                       29       15         1        -        8
    Non-mortgage loans                   27       23        10        6       16
                                         --      ---       ---        --      --
Total recoveries                         56      38         11        6       24
                                         --      ---       ---       --       --
Charge-offs:
    Mortgage loans                       26       9          -        1       10
    Non-mortgage loans                   88     162         17       26       19
                                         --     ----       ---      ---       --
Total charge-offs                       114     171         17       27       29
                                        ---     ----       ---      ---       --
BALANCE AT END OF YEAR               $1,249  $1,292     $1,335     $820     $826
                                     ======  ======     ======     ====    =====


Ratio of allowance for loan losses
to total outstanding loans (gross)    1.41%    1.70%     1.48%    1.29%    1.30%

Ratio of net charge-offs during the
year to average loans outstanding
    during the year                   0.07%    0.16%     0.01%    0.03%    0.01%

Ratio of allowance for loan losses
to total NON-PERFORMING LOANS       268.03%  897.22%   773.92%  584.91% 2107.57%
                                    =======  =======   ======   ======= ========


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

                                          At December 31,
               -----------------------------------------------------------------
                         1999                  1998                   1997
               --------------------  --------------------   --------------------
                         % of                  % of                   % of
                         Loans                 Loans                  Loans
                        in Each               in Each                in Each
                        Category              Category               Category
                          to                    to                     to
                              Total                 Total                  Total
                   AMOUNT     LOANS      AMOUNT     LOANS       AMOUNT     LOANS
                   ------     -----      ------     -----       ------     -----
                                       (Dollars in thousands)
Allocated to:
Mortgage loans    $   512       41%      $  509       39%       $  486       36%
Non-mortgage loans    737       59          783       61           849       64
                      ---       ---        ----       ----         ---       ---
TOTAL               1,249      100%     $ 1,292      100%      $ 1,335      100%
                 ========      ====     =======      ====      =======      ====

 V.   AVERAGE DEPOSITS BY CLASSIFICATION

      The following table sets forth the amounts of deposits by type of account at the dates indicated.

                                            At December 31,
                 ---------------------------------------------------------------
                           1999                   1998                   1997
           ----------------------- ---------------------- ----------------------
           Average Percent  AverageAverage PercentAverage AveragePercent Average
                             of                     of                    of
             BALANCE  TOTAL   RATE   BALANCE TOTAL   RATE   BALANCE TOTAL   RATE
             -------  -----   ----   ------- -----   ----   ------- -----   ----
                                         (Dollars in thousands)
Non-interest demand    $ 9,950  8.88%  0.00%  $10,677     8.94%  0.00%   $7,235    8.23%  0.00%
Money market deposits   16,311 14.56%  3.62%   17,866    14.97%  3.63%   15,378   17.50%  3.76%
Checking/NOW            20,851 18.62%  2.73%   23,217    19.45%  3.73%   13,513   15.37%  3.75%
Savings                 10,561  9.43%  3.21%    9,357     7.84%  3.11%    5,100    5.80%  2.44%
CERTIFICATES OF deposit 54,334 48.51%  5.13%   58,261    48.80%  5.54%   46,666   53.09%  5.66%
                        ------ ------  -----   ------   ------   -----   ------  ------  -----
TOTAL DEPOSITS        $112,007 100.00% 3.83% $119,378   100.00%  4.22%   $87,892  100.00% 4.38%
                      ======== ============  ========   =======  =====   =======  ======= ====

As of December 31, 1999, the aggregate amount outstanding of jumbo certificates of deposit (amounts of $100,000 or more) was $10.9 million. The following table presents the maturities of these time certificates of deposit at such date:

                                 (Dollars in thousands)
                     3 months or less                $        3,749
                     Over 3 months through 6 months           1,311
                     Over 6 months through 12 months          2,823
                     Over 12 months                           3,015
                                                             ------
                     TOTAL                          $        10,898
                                                    ===============

VI.   RETURN ON EQUITY AND ASSETS


                                    At or for the years ended December 31,
                        --------------------------------------------------------
                                   1999      1998      1997      1996      1995
                               --------   -------   -------   -------   -------

Return on average assets ....      0.65      0.69      1.03      0.70      0.78%
Return on average equity ....      6.82      7.73      9.18      6.54      7.48
Equity to total assets ......      9.28      9.75      8.48     10.96     10.68
Dividend payout ratio .......     40.98     35.71     31.00     27.43     19.08
Net earnings per share, basic (1) $ .63    $  .69    $  .76    $  .50    $  .55
Net earnings per share, diluted(1)  .61       .66       .73       .49       .53

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II.

ITEM 5.     MARKET FOR THE  COMPANY'S  COMMON  STOCK AND  RELATED  STOCKHOLDER
            MATTERS

The Company incorporates by reference the information called for by Item 5 on this Form 10-K from the section captioned "Stock Price Information" of the Company's 1999 Annual Report to Stockholders for the fiscal year ended December 31, 1999 (attached as Exhibit 13.1).

ITEM 6.     SELECTED FINANCIAL DATA

The Company incorporates by reference the information called for by Item 6 of this Form 10-K from the sections entitled "Selected Financial and Other Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 1999 Annual Report to Stockholders for the fiscal year ended December 31, 1999 (attached as Exhibit 13.1).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company incorporates by reference the information called for by Item 7 of this Form 10-K from the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 1999 Annual Report to Stockholders for the fiscal year ended December 31, 1999 (attached as Exhibit 13.1).

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The Company incorporates by reference the information called for by Item 8 of this Form 10-K from the Financial Statements set forth in the Company's 1999 Annual Report to Stockholders for the fiscal year ended December 31, 1999 (attached as Exhibit 13.1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The Company incorporates by reference the information called for by Item 10 of this Form 10-K regarding directors of the Company from the section entitled "Election of Directors" of the Company's Proxy Statement for the annual meeting of stockholders to be held May 17, 2000 (the "2000 Proxy Statement") (attached as Exhibit 99.1).

Section 16(a) of the Exchange Act requires that the Company's executive officers, directors and persons who own more than 10% of their Company's Common Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the exchange on which the Company's shares of Common Stock are traded. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of such forms, the Company is not aware that any of its directors and executive officers or 10% stockholders failed to comply with the filing requirements of Section 16(a) during 1999.

EXECUTIVE OFFICERS

The executive officers of the Company, each of whom is also currently an executive officer of the Bank and both of whom serve at the discretion of the Board of Directors, are identified below:

NAME                    AGE         POSITIONS WITH THE COMPANY
Patrick L. Alexander    47          President and Chief Executive Officer
Mark A. Herpich         32          Vice President, Secretary, Chief Financial
                                    Officer and Treasurer

ITEM 11.    EXECUTIVE COMPENSATION

The Company incorporates by reference the information called for by Item 11 of this Form 10-K from the section entitled "Executive Compensation" of the 2000 Proxy Statement, except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Performance Graph".

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company incorporates by reference the information called for by Item 12 of this Form 10-K from the section entitled "Security Ownership of Certain Beneficial Owners" of the 2000 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company incorporates by reference the information called for by Item 13 of this Form 10-K from the section entitled "Transactions with Directors, Officers and Associates" of the 2000 Proxy Statement.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

ITEM 14(A)1 AND 2.  FINANCIAL STATEMENTS AND SCHEDULES

                    MNB BANCSHARES, INC. AND SUBSIDIARIES
                          LIST OF FINANCIAL STATEMENTS

The following audited Consolidated Financial Statements of the Company and its subsidiaries and related notes and auditors' report are incorporated by reference from the Company's 1999 Annual Report to Stockholders for the fiscal year ended December 31, 1999 (attached as Exhibit 13.1).

      Report of Independent Public Accountants

      Consolidated Balance Sheets - December 31, 1999 and 1998

      Consolidated Statements of Earnings - Years Ended
        December 31, 1999, 1998 and 1997

      Consolidated Statements of Stockholders' Equity - Years Ended December 31,
        1999, 1998 and 1997

      Consolidated  Statements  of Cash Flows - Years Ended  December  31, 1999,
        1998 and 1997

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

ITEM 14(B). REPORTS ON FORM 8-K

None.

***
Upon written request to the President of the Company, P.O. Box 308, Manhattan, Kansas 66505-0308, copies of the exhibits listed above are available to stockholders of the Company by specifically identifying each exhibit desired in the request. A fee of $.20 per page of exhibit will be charged to stockholders requesting copies to cover copying and mailing costs. The Company's filings with the Securities and Exchange Commission are also available via the Internet at www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    MNB BANCSHARES, INC.
      (Registrant)

    By: /s/ Patrick L. Alexander          By:  /s/ Mark A. Herpich
        Patrick L. Alexander                   Mark A. Herpich
        President and Chief Executive Officer  Principal  Financial  and
                                               Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                            TITLE
/s/ Patrick L. Alexander         March 22, 2000      President,  Chief Executive
                                                     Officer and Director
------------------------------   ----------------
Patrick L. Alexander                  Date
/s/ Brent A. Bowman              March 22, 2000      Chairman of the Board
------------------------------   ----------------
Brent A. Bowman                       Date
/s/ Joseph L. Downey             March 22, 2000      Director
------------------------------   ----------------
Joseph L. Downey                      Date
/s/ Charles D. Green             March 22, 2000      Director
------------------------------   ----------------
Charles D. Green                      Date
/s/ Vernon C. Larson             March 22, 2000      Director
------------------------------   ----------------
Vernon C. Larson                      Date
/s/ Jerry R. Pettle              March 22, 2000      Director
------------------------------   ----------------
Jerry R. Pettle                       Date
/s/Susan E. Roepke               March 22, 2000      Director
------------------------------   ----------------
Susan E. Roepke                       Date
/s/ Donald J. Wissman            March 22, 2000      Director
------------------------------   ----------------
Donald J. Wissman                     Date

                                INDEX TO EXHIBITS

EXHIBIT                                                           SEQUENTIAL

NUMBER                  DESCRIPTION                               PAGE NO.

3.1                     Articles of Incorporation of the Company--    N/A
                        Incorporated  by reference  from Exhibit 3.1
                        of the Form S-1 of the  Company,  as amended,
                        filed on September 3, 1992 (Registration No.
                        33-51710)

3.2                     Bylaws of the Company--Incorporated by        N/A
                        reference  from  Exhibit  3.2  of  the
                        Form  S-1 of the Company,   as  amended,
                        filed  on  September  3,  1992
                        (Registration No. 33-51710)

4.1                     Specimen Common Stock Certificate of the     N/A
                        Company--Incorporated  by Reference  from
                        Exhibit 4.1 of the  Form  S-1 of the  Company,
                        as  amended,  filed  on September 3, 1994
                       (Registration No. 33-51710)

10.1                    MNB Bancshares, Inc. 1992 Stock Option       N/A
                        Plan--Incorporated  by  reference  from
                        Exhibit A to the Company's  Proxy
                        Statement for the  Annual  Meeting of
                        Stockholders held May 17, 1994

10.2                    Stock Option Agreement between the Company   N/A
                        and Patrick L. Alexander--Incorporated by
                        reference from Exhibit 10.2 to Form 10-K dated
                        March 26, 1994

10.3                    Stock Option Agreement between the Company   N/A
                        and Vernon C. Larson--Incorporated by
                        reference from Exhibit 10.3 to Form 10-K dated
                        March 26, 1994

10.4                    Stock Option Agreement between the Company   N/A
                        and Brent A. Bowman--Incorporated by
                        reference from Exhibit 10.4 to Form 10-K dated
                        March 26, 1994


10.5                    Stock Option Agreement between the Company   N/A
                        and Charles D. Green--Incorporated by
                        reference from Exhibit 10.6 to Form 10-K dated
                        March 26, 1994

10.6                    Stock Option Agreement between the Company   N/A
                        and Jerry R. Pettle--Incorporated by
                        reference from Exhibit 10.9 to Form 10-K dated
                        March 26, 1994

10.7                    Stock Option Agreement between the Company   N/A
                        and Susan E. Roepke--Incorporated by
                        reference from Exhibit 10.11 to Form 10-K dated
                        March 26, 1994

10.8                    Stock Option Agreement between the Company   N/A
                        and Michael R. Toy--Incorporated by
                        reference from Exhibit 10.13 to Form 10-K dated
                        March 26, 1994

10.9                    Stock Option Agreement between the Company   N/A
                        and Dennis D. Wohler--Incorporated by
                        reference from Exhibit 10.14 to Form 10-K dated
                        March 26, 1994

10.10                   Employment Agreement among the Company,         N/A
                        Security National Bank and Patrick L.
                        Alexander--Incorporated by reference from
                        Exhibit 10.15 to Form 10-K dated March 26,
                        1994

10.11                   Security National Bank Deferred Compensation    N/A
                        Plan, dated December 21, 1994--Incorporated by reference
                        from Exhibit 10.20 dated March 26, 1994



10.12                   Stock Option Agreement between the Company     N/A
                        and   Michael   E.   Scheopner--Dated
                        May   13,   1996
                        Incorporated  by reference  from
                        Exhibit  10.15 to Form
                        10-K dated March 31, 1997.

10.13                   Stock Option Agreement between the Company     N/A
                        and Mark A. Herpich--Dated November 4, 1998

10.14                   Stock Option Agreement between the Company     N/A
                        and Dean R. Thibault--Dated November 4, 1998

10.15                   Stock Option Agreement between the Company     N/A
                        and David Salisbury--Dated November 4, 1998

10.16                   Stock Option Agreement between the Company     N/A
                        and Sandra Falen--Dated November 4, 1998

10.17                   Stock Option Agreement between the Company     N/A
                        and Marcia Kemper--Dated November 4, 1998

10.18 Stock Option Agreement between the Company and Kerry L.Thompson - Dated August 31, 1999

13.1 1999 Annual Report to Stockholders of the Company for the fiscal year ended December 31, 1999

21.1                    Subsidiaries of the Company

23.1                    Consent of KPMG LLP

27.1                    Financial Data Schedule

99.1                    Proxy Statement of the Company for the Annual
                        Meeting of Stockholders to be held May 17, 2000

EXHIBIT 10.18

                              MNB BANCSHARES, INC.
                             1992 STOCK OPTION PLAN
                             STOCK OPTION AGREEMENT

      1. A STOCK OPTION TO ACQUIRE 262 shares (hereinafter referred to as "Shares") of Common Stock of MNB BANCSHARES, INC. (hereinafter referred to as
THE "COMPANY") IS HEREBY GRANTED TO KERRY THOMPSON (hereinafter referred to as the "Optionee"), subject in all respects to the terms and conditions of the MNB BANCSHARES, INC. 1992 STOCK OPTION PLAN (hereinafter referred to as the "Plan") and such other terms and conditions as are set forth herein.

      2. This Option is not intended to constitute an Incentive Stock Option under Section 422 (b) of the Internal Revenue Code of 1986.

      3. The option price as determined by the Board of Directors of the Company (the "Board") is Twelve Dollars and 38.1/100 ($12.381) per Share.

      4. This Option may be exercised in accordance with the following table:


                                                NUMBER OF SHARES
                  DATE                             EXERCISABLE
                  ------                           -----------

                  1/25/2000                           53
                  1/25/2001                           53
                  1/25/2002                           52
                  1/25/2003                           52
                  1/25/2004                           52


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

                  (ii) the Company is merged or consolidated with another corporation and as a result of the merger or consolidation less than sixty -seven percent (67%) of the outstanding voting securities of the surviving or resulting corporation shall then be owned in the aggregate by the former stockholders of the Company, other than (a) affiliates within the meaning of the Securities and Exchange Act of 1934 or
      (b) any party to the merger or consolidation;

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

Dated: August 31, 1999.



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

Dated: August 31, 1999



                                    BY: ____________________
                                          Optionee

                        (To be executed in duplicate)

 CORPORATE PROFILE

      MNB Bancshares, Inc. is a bank holding company which is headquartered in Manhattan, Kansas. Its wholly-owned subsidiary, Security National Bank, also has its home office in Manhattan, Kansas, with branch offices operating in Auburn, Osage City, and Topeka, Kansas. Security National Bank is dedicated to providing quality services to its local communities and continues to originate commercial real estate and non real estate loans, small business loans, residential mortgage loans, consumer loans, home equity loans, and student loans.

      MNB Bancshares was first listed on the Nasdaq Stock Market Small-Cap Market System in 1993 (symbol "MNBB", with a newspaper abbreviation of "MNB Bn"). The company was formed in 1992 to become the holding company for Security National Bank, which was converted from a federal mutual savings association.

      Since its listing on Nasdaq, MNB Bancshares has nearly doubled in size and has entered numerous markets outside of Manhattan through a series of acquisitions and start-up branches. The company's continuing focus is to concentrate on being the premier community banking organization in the markets it currently serves and is continuing to explore and evaluate opportunities to expand and provide services to new complimentary markets, through strategic acquisitions and establishing de novo branches where appropriate, in an effort to enhance its asset base, long-term earnings and resources.

TO OUR STOCKHOLDDERS, CUSTOMERS, AND FRIENDS:

      The completion of a solid foundation was accomplished in 1999 that will enable MNB Bancshares, Inc. to leverage its resources and resume its history of growth and enhancement of stockholder value. We have assembled an extraordinary management team, witnessed outstanding growth in our loan portfolio, maintained high asset quality, and are prepared to launch several new financial services in the year 2000. On January 6, 2000 we opened our first in-store supermarket branch bank. We announced on March 29, 2000 an agreement to purchase bank branches in Wamego and Osage City, Kansas. We were disappointed that 1999 earnings fell slightly from the previous year to $904,000. However, I think that you too will be excited about our future as you review this report and hear about our upcoming plans.

      Net loans outstanding at year-end 1999 totaled $87.7 million versus $75.1 million at year-end 1998. This is an increase of 17 percent. This growth reflects the efforts of our talented lending staff and the success that they have had in developing relationships with both our retail and commercial customers and prospects. Commercial and commercial real estate loans grew from $42.6 million to $52.1 million during the last 12 months. Consumer and home equity loans, exclusive of student loans, grew from $6.7 million at December 31, 1998 to $8.8 million at year-end 1999. This is an annual growth rate of 22 and 32 percent respectively on these two portfolios. At the same time this growth was occurring we were successful in reducing classified loans from $2.0 million at year-end 1998 to $0.8 million at year-end 1999. Classified loans equaled .92 percent of total loans at December 31, 1999. The continued diversification of our loan portfolio further reduces our dependence upon 1-4 family residential loans and the resultant volatility in earnings as originations, pre-payments, and gains on sale of these loans fluctuate dramatically with changes in interest rates. The growth of our consumer and commercial loan portfolios in 1999 should position us well for continued advances in core earnings for the upcoming years. While it may be difficult to duplicate these outstanding growth rates in 2000, we feel confident that this momentum will continue and should contribute significantly to enhance long term profitability.

      As we expect to experience continued loan growth, it will be imperative that we find ways to grow our core deposit base in a cost effective manner in order to fund these loans. Deposit growth has become a top priority for your company. This was a key consideration as we committed to opening our first in-store supermarket branch bank in the Dillons Supermarket located in the Westloop Shopping Center in Manhattan, Kansas. We felt that this would be an outstanding opportunity to differentiate ourselves based upon convenience and an aggressive retail sales culture. We have staffed this facility with enthusiastic, outgoing individuals who are dedicated to establishing banking relationships with the numerous people who frequent this leading supermarket in the Manhattan area. We are confident that their efforts will allow us to expand our deposit base in a cost effective manner and also provide numerous opportunities to cross sell other bank services to these patrons. We anticipate that we will continue to explore additional in-store branch banking opportunities to assist us in expanding our penetration into the retail banking market and contribute to the growth of our core deposits.

      The acquisition of the Wamego and Osage City branches presents an outstanding opportunity for your company. The Wamego branch, with $7 million in deposits, will be an excellent complement to our Manhattan locations as the Highway 24 corridor continues to develop with the completion of the four-lane project between the two communities. Many people who live in Wamego work and shop in Manhattan as it takes less than 15 minutes to travel from Manhattan to Wamego. As a result of the development of this transportation corridor, the residential and commercial growth that is taking place between the two communities is significant and accelerating. We expect that having banking locations in both communities will allow our bank to take a leadership role in providing banking services to this expanding market. The Osage City branch provides us with approximately $10 million in deposits which we will be able to assimilate into our existing branch with very little in additional overhead or expense. The acquisition of this branch will further strengthen our dominant position in the Osage City market. In addition to the strategic value that these branches provide to us, the acquisition of approximately $17 million in deposits will offer liquidity to assist in our funding needs as we anticipate continued asset growth in the future.

      In March we unveiled our Internet banking program and services. This initiative will give both our retail and commercial banking customers tremendous convenience and flexibility in accessing their banking accounts and in the management of their financial affairs. This service will allow for automated bill payment, cash management, loan applications and new account openings, as well as providing access to several other financial products and management tools. Our program will also interface with several of the popular money management software programs on the market today. Not only will this service provide the convenience that many of our customers have requested, it will also allow us to market ourselves to the ever increasing number of people who do more and more of their shopping and market research on the Internet. We feel that this service properly positions us for the increasingly important role that technology will play in our lives, financial and otherwise.

      Over the past year we have made tremendous strides in the diversification of our asset base, and over the last several years have greatly reduced our dependence upon one to four family residential loans. However, as I am sure you are aware, competition remains keen in the financial service market place. Competition for loans and deposits is having the effect of reducing net interest margins. This development makes it imperative that we find ways to grow our operations, and at the same time have minimal increases in non-interest expense. We feel that we have the talent in place to do that and will focus on accomplishing that goal. It will also be critical that we find ways to enhance our non-interest income through the sales of financial products that create fee income. One of our goals in 2000 is to identify and implement the sales of products and services that will positively impact our fee income with minimal incremental expense. In March we initiated an overdraft privilege program to enhance our checking account services and protect our customers from having checks returned in the event that they inadvertently overdraw their checking account. We will manage this service in a very disciplined manner and expect that the fees we receive will more than compensate for the higher losses we incur from increased overdraft activity. We also anticipate that we will explore avenues to introduce securities brokerage services and the sale of insurance products to our customers without incurring significant incremental expenses in the implementation of these services.

      Profitable growth is imperative for your company to prosper in the upcoming years. The customer will require that we have the financial products to meet their needs in a competitive manner. We intend to provide these products to our customers. However, the concept of market based banking and local decision making remains a principal upon which your company operates daily. It is imperative that we maintain our focus on the customer and meet their needs responsively and timely. Our staff is dedicated to community banking and the delivery of all the benefits that a community bank can offer. Not only are we dedicated to our customers, but we are also dedicated to the communities in which we serve. We recognize that when our customers and communities prosper, so does your company.

      In February 2000 your Board of Directors approved a stock repurchase program authorizing your company to repurchase up to five percent of our outstanding stock. The last year has not been kind to the valuations of financial institution stocks, as we have seen industry stock values decline significantly. MNB Bancshares, Inc. has not been immune to these influences. We feel very confident in the future of your Company and feel that our stock represents an extremely good value. That is why we feel that it is in your Company's and our stockholder's best interests to implement this repurchase program.

      We are excited about your company and its future. The tireless efforts of all of my associates have made this success, growth, and excitement possible. I would like to personally thank them for their contributions. I also would like to thank our customers for their faith and confidence in allowing us to meet their banking needs. And of course, I would like to thank you, our stockholders, for your investment and belief in our efforts and vision. We will continue our efforts to grow and diversify your company, with the goal of enhancing stockholder value. We look forward to the opportunities and the challenges of 2000.

Sincerely,



Patrick L. Alexander
President and Chief Executive Officer


      SELECTED FINANCIAL AND OTHER DATA OF MNB BANCSHARES, INC.


                                                     At or for the years
                                                      ended December 31,
                                        1999    1998     1997      1996     1995
                                        ----    ----     ----      ----     ----
                                                  (Dollars in thousands, except
per share amounts and percentages)

SELECTED FINANCIAL DATA:
-----------------------

Total assets                        $143,262 $135,830 $144,752 $103,420 $101,185
Loans (1)                             87,720   75,053   88,724   62,549   62,582
Investment securities                 45,005   50,651   42,079   33,239   32,329
Deposits                             112,336  115,062  122,209   86,710   86,399
Borrowings                            16,699    6,530    9,099    3,615    2,881
Stockholders' equity                  13,290   13,242   12,276   11,334   10,810
Book value per share (2)                9.17     9.22     8.69     8.10     7.71

SELECTED OPERATING DATA:

Total interest income                 $9,551  $10,289   $7,929   $7,670   $7,051
Total interest expense                 4,988    5,593    4,038    4,049    3,820
Net interest income                    4,563    4,696    3,891    3,621    3,231
Provision for loan losses                 15       90       60       15       40
Net interest income after
  provision for loan losses            4,548    4,606    3,831    3,606    3,191
Gains on sales of loans                  141      384       99       75       95
Other noninterest income                 861      828      591      608      432
Total noninterest income               1,002    1,212      690      683      527
Total noninterest expense              4,183    4,358    2,977    3,233    2,618
Income tax expense                       463      478      471      339      347
Net earnings                            $904     $982   $1,073  $   717  $   753
Net earnings per share (2):
    Basic                                .63      .69      .76      .50      .55
    Diluted (3)                          .61      .66      .73      .49      .53
Dividends per share (2)                  .25      .24      .23      .13      .10

OTHER DATA:

Return on average assets                .65%     .69%    1.03%    0.70%    0.78%
Return on average equity               6.82     7.73     9.18     6.54     7.48
Equity to total assets                 9.28     9.75     8.48    10.96    10.68
Net interest rate spread(4)            2.92     2.93     3.11     2.95     2.78
Net yield on average
  interest-earning assets (5)          3.49     3.52     3.89     3.67     3.55

Average interest-earning assets to
  average interest-bearing liabilities 114.85  114.17   119.29   117.37   114.73
Other expenses to average assets         3.03    3.07     2.86     3.15     2.71
Nonperforming loans to total loans       0.53    0.19     0.19     0.22     0.06
Net charge-offs to average loans         0.07    0.16     0.01     0.03     0.01
Nonperforming assets to total assets     0.33    0.11     0.21     0.16     0.04
Dividend payout ratio                   40.98   35.71    31.00    27.43    19.08
Number of full service banking offices      4       4        5        2        2

(1) Loans are presented after adjustments for undisbursed loan funds, unearned fees and discounts, and the allowance for losses.

(2) All per share  amounts  have been  adjusted  to give  effect to the 5% stock dividends  paid by the Company  annually  since 1994 and the February,  1998 two-for-one stock split.

(3) Diluted net earnings per share, before FDIC special assessment (net of tax) was $0.69 in 1996.

(4) Represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(5) Represents net interest income as a percentage of average interest-earning assets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    MNB Bancshares, Inc. (the "Company") is a one-bank holding company incorporated under the laws of the State of Delaware and is engaged in the banking business through its wholly-owned subsidiary, Security National Bank (the "Bank"). On December 31, 1995, the Company merged and consolidated its two banking subsidiaries, Manhattan National Bank and Security State Bank, to form Security National Bank. On December 31, 1997, the Company acquired Freedom Bancshares, Inc. ("Freedom"), the holding company for Citizens State Bank, Osage City ("Citizens"), with a branch in Beloit, Kansas. The branch facility located in Beloit, Kansas was sold on June 5, 1998. On January 6, 2000, the Company opened an in-store supermarket branch in Manhattan, Kansas. The Company also announced an agreement to purchase the Wamego and Osage City, Kansas branches of Commercial Federal Bank on March 29, 2000.

    The Company achieved net earnings of $904,239 in 1999, a decline of $77,789, or 7.9%, over 1998. 1999 earnings declined as the Company repositioned itself for continued growth, profitability and financial strength through the continued strengthening of management and systems infrastructure directed to the development of core earnings with less reliance on residential mortgage loan origination and the resulting gains on sale of loans. The return on average assets was .65% compared to .69% in 1998. Return on average equity was 6.82% and diluted net earnings per share was $.61. Consistent with 1998, the Board of Directors declared cash dividends of twenty-five cents per share and a five percent stock dividend in 1999. On March 16, 2000, the Company announced the approval of a stock repurchase program enabling the Company to repurchase up to 72,465 shares of its outstanding stock in the open market or through privately negotiated transactions.

    The tradition of quality assets continues and management's ongoing strategy to diversify the deposit and loan portfolios in order to increase profitability continues to progress and show results. Focusing on customers' needs and the development of full service banking relationships has been instrumental to the Company's success. Management believes that the strong capital position of the Company puts it on solid ground and provides an excellent base for further growth and expansion.

    The Bank is principally engaged in the business of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to originate commercial and consumer loans, multi-family residential mortgage loans and one-to-four family residential mortgage loans.

    Deposits of the Bank are insured by either the Savings Association Insurance Fund (the "SAIF") and the Bank Insurance Fund (the "BIF") of the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum amount allowed by applicable federal law and regulation. The Bank's primary regulator is the Office of the Comptroller of the Currency (the "OCC"). Additionally, the Bank is subject to regulation by the FDIC, as administrator of the SAIF and the BIF and by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") with respect to reserves required to be maintained against deposits and certain other matters. The Bank is a member of the Federal Home Loan Bank of Topeka (the "FHLB") and the Federal Reserve Bank of Kansas City.

    As a bank holding company, the Company is subject to regulation and supervision by the Federal Reserve Board. The Company is also subject to various reporting and other requirements under the federal securities laws and the regulations of the Securities and Exchange Commission (the "SEC").

    Currently, the Company's business consists of ownership of the Bank, with its main office in Manhattan and branch offices in Auburn, Manhattan, Osage City and Topeka, Kansas. The Company plans to continue exploring and evaluating opportunities to expand and enter complementary markets in an effort to enhance its asset base, long-term earnings and resources.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

GENERAL. Net earnings for 1999 decreased 7.9% to $904,239 compared to $982,028 for 1998. This decrease in net earnings was primarily the result of a decrease in average loans outstanding. Gains on sale of loans also decreased as a result of reduced mortgage loan originations, which offset by fee and service charge initiatives and non-interest expense savings related to the assimilation of Freedom. Net interest income after provision for loan losses decreased $58,630, or 1.3%, to $4.5 million. Gains on sale of loans decreased 63.2%, or $242,926, to $141,501, fees and service charges increased $70,157 or 9.5%, to $805,616, and non-interest expense decreased $175,795 or 4.0%, to $4.2 million.

INTEREST INCOME. Interest income decreased by $738,901, or 7.2%, to $9.6 million in 1999. Average interest-earning assets decreased from $133.5 million in 1998 to $130.6 million in 1999. The average yield on interest-earning assets decreased from 7.7% in 1998 to 7.3% in 1999. Interest income on loans decreased $480,525, or 6.6%, to 6.8 million. Interest earned on securities and other investments decreased $258,376, or 8.7%, to $2.7 million. The decrease in interest income was due to a decrease in average loans and investments, which was coupled with the decline in rates experienced as interest-earning assets repriced during 1999. The Company experienced a significant 31.3%, or $11.4 million, decline in one-to-four family loans during 1998 as a result of borrowers taking advantage of declining mortgage loan interest rates. In accordance with the Company's interest rate risk guidelines, the majority of the long-term fixed rate mortgage loans originated in 1998 were sold to secondary market investors. While the Company was able to fund other types of loans as the loans on one-to-four family residences were refinanced, the volume of refinancings was so great that a significant amount of the funds available for investment were invested in relatively short term investment securities, which typically carry lower interest rates than can be obtained on commercial and consumer loans. The Company was able to counter 1998's decline in loans during 1999 by increasing commercial, commercial real estate and consumer loans by $10.9 million. This growth was a result of successful relationships developed by the Company's management team. Interest income on other investments decreased substantially as a result of a decrease in funds available for short-term overnight interest bearing deposits.

INTEREST EXPENSE. Interest expense decreased from $5.6 million in 1998 to $5.0 million in 1999, or 10.8%. Deposit interest expense decreased 14.9% to $4.3 million compared to $5.0 million for 1998. Interest expense on borrowings, consisting of advances from the Federal Home Loan Bank of Topeka (the "FHLB") and funds borrowed for the acquisition of Freedom increased $144,511, or 25.9% during 1999. Average interest-bearing liabilities decreased $3.2 million from $116.9 million in 1998 to $113.7 million in 1999, while the average cost declined from 4.8% in 1998 to 4.4% in 1999. The decreased expense on deposits was due to lower average balances and the reduction in interest rates. Interest on borrowed funds increased as a result of borrowing to fund the Company's loan growth.

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

    Net interest income decreased to $4.6 million in 1999 compared to $4.7 million in 1998. This was primarily the result of the average balance of interest-earning assets decreasing $2.8 million during 1999. The yield on interest-earning assets declined from 7.7% in 1998 to 7.3% in 1999, while the cost of interest-bearing liabilities also declined forty basis points from 4.8% in 1998 to 4.4% in 1999. The Company's ratio of interest-earning assets to interest-bearing liabilities increased slightly from 114.2% in 1998 to 114.9% in 1999, which ultimately resulted in the net interest margin remaining flat at 3.5% in 1999 and 1998.

PROVISION FOR LOAN LOSSES. The provision for loan losses decreased to $15,000 during 1999 compared to $90,000 in 1998. The decreased provision resulted from some of the loans previously identified as potential concerns either paying off or refinancing at other financial institutions during 1999. At December 31, 1999, the allowance for loan losses was $1.2 million, or 1.4% of gross loans outstanding, compared to $1.3 million, or 1.7%, at December 31, 1998.

NONINTEREST INCOME. Noninterest income decreased $209,779, or 17.3%, to $1.0 million in 1999. Fees and service charge income increased from $735,459 to 805,616, or by 9.5%. Gains on sale of loans decreased $242,926, or 63.2% to $141,501. Gains on sale of investment securities available for sale were realized in the amount of $10,795 in 1998 and $7,147 in 1999 as the Company sought to reposition its portfolio. The reduction of gains on sale of loans was a result of decreased loan originations due to fewer higher interest rates during the latter part of the year. The increase in fees and service charge income was primarily a result of analyzing the fee structure of products and services offered, making adjustments where necessary.


NONINTEREST INCOME:               1999          1998       1997
                                  ----          ----       ----
Fees and service charges          $805,616     $735,459  $506,899
Gains on sales of loans            141,501      384,427    99,381
OTHER                               55,392       92,402    83,829
                                    ------       ------    ------
TOTAL NONINTEREST income:       $1,002,509   $1,212,288  $690,109
                                ==========   ==========  ========

NONINTEREST EXPENSE. Noninterest expense decreased 4.0% to $4.2 million for 1999. This decrease was due in part to the continued assimilation of the Freedom acquisition. Amortization of goodwill decreased 8.1% from $245,958 to $226,113 resulting from reduced core deposit amortization. Professional fees decreased $73,708 from $212,424 to $138,716 as a result of expenses incurred in 1998 which were not encountered in 1999 relating to the acquisition, expenses related to Year 2000 issues and fees incurred for professional services used for acquiring new personnel during 1998. Other operating expense decreased 7.1% to $959,875 due primarily to cost savings associated with the acquisition.

AVERAGE ASSETS/LIABILITIES. The following table sets forth information relating to average balances of interest-earning assets and interest-bearing liabilities for the years ended December 31, 1999, 1998 and 1997. This table reflects the average yields on assets and average costs of liabilities for the periods indicated (derived by dividing income or expense by the monthly average balance of assets or liabilities, respectively) as well as the "net interest margin" (which reflects the effect of the net earnings balance) for the periods shown.


AVERAGE BALANCE SHEETS-AVERAGE YIELDS AND RATES
                 Year Ended December 31, 1999      Year Ended December 31, 1998   Year Ended December 31, 1997
                Average            Average        Average            Average      Average          Average
                Balance  Interest  Yield/Rate     Balance  Interest  Yield/Rate   Balance Interest Yield/Rate
                          ======================================================================
ASSETS:
  Interest-earning assets
    Investment securities (1) $50,613  $2,705  5.34%  $52,686 $2,962     5.62%    $35,001 $2,050     5.86%
    LOANS RECEIVABLE, net (2)  80,019   6,846  8.56%   80,788  7,327     9.07      65,057  5,879     9.04
                               ------   -----  ------  ------  ------    -----     ------  -----     ------

TOTAL INTEREST-EARNING assets 130,632   9,551  7.31%  133,474 10,289     7.71%    100,058  7,929     7.92%
                              -------                 ------- ------              -------  ------
Non interest-earning assets    7,552                    8,402                       4,111
                              ------                  ------                        -----
    TOTAL                   $138,184                 $141,876                    $104,169
                           =========                 ========                    ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

   Interest-bearing liabilities:
     Certificates of deposit $54,334  $2,788   5.13%    $58,261 $3,230      5.54%  $46,666 $2,642    5.66%
     Money market deposits    16,311     590   3.62%     17,866    648      3.63    15,378    578    3.76
     Other deposits           31,413     908   2.89%     32,574  1,158      3.55    18,613    631    3.39
     FHLB ADVANCES AND
        Other borrowings      11,684     702   6.01%      8,212    557      6.78     3,221    187    5.81
                              ------    ----   -----     ------  -----      ----    ------  -----    ----

TOTAL INTEREST-BEARING
 liabilities                 113,742   4,988   4.39%    116,913  5,593      4.78%   83,878  4,038    4.81%
                             -------   -----   -----    -------  -----      -----   ------ ------    -----
Non interest-bearing
 liabilities                  11,193                     12,254                      8,609
Stockholders' equity          13,249                     12,709                     11,682
                             -------                    -------                     ------
     TOTAL                  $138,184                   $141,876                   $104,169
                           =========                   ========                   ========

NET INTEREST INCOME                   $4,563                    4,696                      3,891
                                     =======                   ======                      =====
Interest rate spread (3)                      2.93%                         2.93%                   3.11%
Net interest margin (4)                       3.49%                         3.52%                   3.89%
Ratio of average interest-earning
assets to average interest-bearing
 liabilities                         114.85%                  114.17%                    119.29%
                                     =======                  =======                    =======

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


COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

GENERAL. Net earnings for 1998 decreased 8.4% to $982,028 compared to $1.1 million for 1997. This decrease in net earnings was the result of a decrease in loans outstanding related to increased levels of home mortgage refinancing due to lower interest rates. Additionally, expenses increased due to the acquisition of Freedom, along with new personnel and Year 2000 expenses. Net interest income after provision for loan losses increased $775,303, or 20.2%, to $4.6 million. Gains on sale of loans increased 286.8%, or $285,046, to $384,427, fees and service charges increased $228,560 or 45.1%, to $735,459, and non-interest expense increased $1.4 million or 46.4%, to $4.4 million. The increase in gains on sale of loans resulted from increased loan originations due to refinancings.

INTEREST INCOME. Interest income increased by $2.4 million, or 29.8%, to $10.3 million in 1998. Average interest-earning assets increased from $100.1 million in 1997 to $133.5 million in 1998. The average yield on interest-earning assets decreased slightly from 7.9% in 1997 to 7.7% in 1998. Interest income on loans increased $1.5 million, or 24.6%, to $7.3 million. Interest earned on securities and other investments increased $913,042, or 44.5%, to $3.0 million. The increase in interest income was due to an increase in average loans and investments, primarily due to the Freedom acquisition, which more than offset the decline in rates experienced as interest-earning assets repriced during 1998. The Company experienced a significant 31.3%, or $11.4 million, decline in one-to-four family loans during 1998 as a result of borrowers taking advantage of declining mortgage loan interest rates. In accordance with the Company's interest rate risk guidelines, the majority of the long-term fixed rate mortgage loans originated in 1998 were sold to secondary market investors. While the Company was able to fund other types of loans as the loans on one-to-four family residences were refinanced, the volume of refinancings was so great that a significant amount of the funds available for investment were invested in relatively short term investment securities, which typically carry lower interest rates than can be obtained on commercial and consumer loans. Interest income on other investments also increased substantially as a result of an increase in funds available for short-term overnight interest bearing deposits.

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

NONINTEREST EXPENSE. Noninterest expense increased to $4.4 million for 1998. This large increase was due in part to the Freedom acquisition. Amortization of goodwill increased 130.3% from $106,816 to $245,958 as a result of the acquisition. Compensation and benefits increased 42.9% from $1.4 million to $2.0 million along with occupancy and equipment expense which increased $201,617 to $632,727, both primarily as a result of the acquisition and the first full year of operating the Topeka branch facility which opened in May 1997. Professional fees increased $94,416 from $118,008 to $212,424 as a result of the acquisition, expenses related to Year 2000 issues and fees incurred for professional services used for acquiring new personnel. Other operating expense increased 39.0% to $1,032,965 due primarily to the acquisition.

CAPITAL RESOURCES AND LIQUIDITY

ASSET QUALITY AND DISTRIBUTION. The Company's total assets were $143.3 million at December 31, 1999 compared to $135.8 million at December 31, 1998. This increase was primarily attributable to the 17% increase in loans experienced during 1999, which was funded by investment proceeds and FHLB advances. The Company's primary ongoing sources of funds are deposits, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition, and the restructuring of the financial services industry.

    The primary investing activities of the Company are the origination of loans and the purchase of investment securities. During the years ended December 31, 1999, 1998 and 1997, the Company purchased investment securities in the amount of $15.9 million, $27.1 million and $9.3 million, respectively. These purchases were funded primarily by deposits, proceeds from the sale of fixed rate mortgage loans and maturing securities. Generally, the Company originates fixed rate mortgage loans for immediate sale and does not originate and warehouse those loans for resale in order to speculate on interest rates. During the years ended December 31, 1999, 1998 and 1997, the Company originated loans for sale of approximately $12.3 million, $33.0 million and $14.7 million, respectively. During the year ended December 31, 1997, the Company's ability to originate quality loans for retention in the portfolio exceeded the volume of loans originated for sale. The dramatic increase in the volume of fixed rate mortgage loans originated for resale in 1998, many of which were refinances out of the Company's existing loan portfolio, resulted in a decline in net loans of $10.4 million, while the excess available funds were invested in investment securities. During 1999, the origination of fixed rate mortgage loans for resale declined to more customary levels, however the Company was able to generate significant commercial, commercial real estate and consumer loans resulting in an increase in net loans of $12.8 million. During the past two years, management has diversified the loan portfolio which will ultimately enhance the Company's loan portfolio yields.


LOAN PORTFOLIO COMPOSITION COMPARISON

                                 Balance Balance


TYPE                      12/31/99    12/31/98     % CHANGE
----                      --------    --------     --------
1-4 Family Residence     $27,125,681 $25,058,459      8.25%
Commercial Real Estate    31,635,398  25,473,084     24.19%
Consumer & commercial     29,528,475  25,336,172     16.55%
                          ----------  ----------
   Non-Mortgage          $88,289,554 $75,867,715
                         =========== ===========

    Management believes that the quality of the loan portfolio continues to be strong. As of December 31, 1999, nineteen real estate loans were more than 30 days past due, with a total balance of $1,124,284, which was 1.3% of total loans outstanding. Six of these loans totaling $408,838 were on non-accrual status as of December 31, 1999. Excluding guaranteed student loans, there were twenty consumer loans in the amount of $122,640, or less than 0.1% of the total loan portfolio, over 30 days past due and two of these loans with a balance of $4,702 were on non-accrual. Additionally, six commercial loans totaling $232,219, or 0.2% of the total loan portfolio, were past due over 30 days. One of these commercial loans, with a balance of $58,565, was on non-accrual.

LIABILITY DISTRIBUTION. At December 31, 1999, total deposits decreased $2.7 million from December 31, 1998. Borrowings increased $11,047,860 as FHLB advances were obtained by the Company to fund the loan growth experienced in 1999. In addition, $830,000 was paid on funds borrowed for the Freedom acquisition.

    The deposit base has remained relatively consistent with prior year. Noninterest-bearing demand deposits and NOW accounts at the end of 1999 totaled $30.9 million, or 27.5% of deposits, compared to $32.9 million, or 28.6% of deposits at December 31, 1998. Money market deposit accounts were 14.5% of the portfolio and totaled $16.3 million, compared to $17.7 million at December 31, 1998 and savings accounts totaled $10.0 million compared to $10.3 million at December 31, 1998. Certificates of deposit were $55.1 million, or 49.1% of the portfolio compared to $54.2 million, or 47.1% at December 31, 1997.

    Certificates of deposit at December 31, 1999, which were scheduled to mature in one year or less totaled $40.3 million. Historically, maturing deposits have remained and management believes that a significant portion of the deposits maturing in one year or less will remain with the Company upon maturity.


DEPOSIT PORTFOLIO COMPOSITION COMPARISON
                       Balance       Balance
TYPE                   12/31/99      12/31/98   % CHANGE
----                   --------      --------   --------
DDA                $10,124,653    $ 9,307,879     8.78%
NOW                 20,819,388     23,595,955   (11.77%)
MMDA                16,253,710     17,653,265    (7.93%)
Savings             10,017,267     10,327,847     3.01%
CERTIFICATES        55,121,311     54,177,076     1.74%
                    ----------     ----------
                  $112,336,329   $115,062,022
                   ===========    ===========


CASH FLOWS. Cash flows provided by operating activities equalled $1.7 million for the year ended December 31, 1999, compared to $1.4 million in 1998. This increase in cash flows provided by operating activities resulted from the stabilization of loans held for sale and accrued expenses, taxes and other liabilities.

    Net cash used in investing activities was $8.5 million in 1999 compared to net cash provided by investing activities of $2.9 million in 1998. Net loans increased approximately $12.8 million in 1999 versus a decrease of $10.4 million in 1998. Maturities and prepayments of investment securities held-to-maturity were $.6 million in 1999 versus $4.3 million in 1998. Proceeds from sales of investment securities available-for-sale were $5.9 million in 1999 versus $.6 million in 1998. No purchases of securities held-to-maturity were made in 1999 or 1998. Purchases of securities available-for-sale in 1999 were $15.9 million compared to $27.1 million in 1997, a decrease corresponding to the increase in net loans.

    Net cash provided by financing activities was $7.2 million in 1999 compared to $7.1 million used in 1998. Deposits decreased $2.7 million in 1999 and FHLB advances increased $11,047,860 in 1999 compared to a decrease of $821,427 in 1998. In addition, $830,000 was paid on the line of credit utilized by the Company to finance the purchase of Freedom.

LIQUIDITY.  The Company's most liquid assets are cash and cash  equivalents  and investment securities available for sale. The level of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At December 31, 1999 and 1998, these liquid assets totaled $47.7 million and $52.3 million, respectively. During periods in which the Company is not able to originate a sufficient amount of loans and/or periods of high principal prepayments, the Company increases its liquid assets by investing in short-term U.S. Government and agency securities or high grade municipal securities.

    Liquidity management is both a daily and long-term function of management's strategy. Excess funds are generally invested in short-term investments. In the event the Company requires funds beyond its ability to generate them internally, additional funds are available through the use of FHLB advances, a line of credit with the FHLB or through sales of securities. At December 31, 1999, the Company had outstanding FHLB advances of $14,690,010 and $965,000 outstanding on its $17.5 million line of credit with the FHLB. Additionally, the Company has guaranteed a loan made to the Company's Employee Stock Ownership Plan (the "ESOP"), with an outstanding balance of $173,847 at December 31, 1999, to fund the ESOP's purchase of shares in the Company's 1993 common stock offering. The total borrowings by the Company were $16.7 million at December 31, 1999, which included $870,000 borrowed by the Company for the acquisition of Freedom, compared to $6.5 million at December 31, 1998.

    At December 31, 1999, the Company had outstanding loan commitments of $16.4 million. Management anticipates that sufficient funds will be available to meet current loan commitments. These commitments consist of letters of credit, unfunded lines of credit and commitments to finance real estate loans.

CAPITAL. The Federal Reserve Board has established capital requirements for bank holding companies which generally parallel the capital requirements for national banks under the Office of the Comptroller of the Currency (the "OCC ")
regulations. The regulations provide that such standards will generally be applied on a bank-only (rather than a consolidated) basis in the case of a bank holding company with less than $150 million in total consolidated assets, such as the Company. The Company's total capital of $13.3 million is, however, well in excess of the Federal Reserve Board's consolidated minimum capital requirements.

    At December 31, 1999, the Bank continued to maintain a sound Tier 1 capital ratio of 8.88% and a risk based capital ratio of 14.84%. As shown by the following table, the Bank's capital exceeded the minimum capital requirements:
(dollars in thousands)

                              AMOUNT     PERCENT    REQUIRED

Tier 1 Leverage Capital      $12,395       8.88%       4.00%
Risk Based Capital           $13,535      14.84%       8.00%

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

DIVIDENDS

    During 1999, dividends of $.25 per share were paid to the stockholders and a 5% stock dividend was paid during August 1999. The cash and stock dividends are consistent with those paid during 1998.

      The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 1999. The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank's current year's net earnings plus the adjusted retained earnings for the two preceding years. As of December 31, 1999, approximately $419,000 was available to be paid as dividends to the Company by the Bank.

RECENT ACCOUNTING DEVELOPMENTS

    The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", in June 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal beginning after June 15, 2000. Management believes adoption of SFAS Nos. 133 and 137 will not have a material effect on the Company's financial position or results of operations, nor will adoption require additional capital resources.

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

YEAR 2000 COMPLIANCE

    The Year 2000 posed a unique set of challenges to companies reliant of information technology. The Company utilizes and is depenndent upon data processing systems and software to conduct its business. In 1997, the Company established a Year 2000 committee and initiated a review and assessment of all hardware and software issues related to the Year 2000 and the potential for those issues to adversely affect the Company's operations.

    As a result of the Company's efforts, the Company has not experienced any business interruptions or encountered any credit or deposit customers who have experienced adverse consequences resulting from the Year 2000. Among the benefits derived from the time, effort and costs related to Year 2000 was a complete review and update of the Company's disaster recovery and contingency plans. As a result, the Company is now better prepared to deal with technical or natural disasters which could threaten the Company's operations. The Company will continue to remain aware of dates during 2000 which are considered critical, such as 10/10/2000, and will address issues with the aforementioned contingency plan should the need arise.

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

    The Company has been successful in meeting the interest rate sensitivity objectives set forth in its policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at December 31, 1999 and forecasting volumes for the twelve month projection. This position is then subjected to a shift in interest rates of 200 basis points rising and 200 basis points falling with an impact to the Company's net interest income on a one year horizon as follows:


                            $ change in net     % of net
SCENARIO                    INTEREST INCOME     INT. INCOME
--------                    ---------------     -----------
200 basis point rising      $(121,000)           (2.53%)
200 basis point falling     $197,000              4.11%


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

INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES REPRICING SCHEDULE
("GAP" TABLE)

                           AT DECEMBER 31, 1999
                           --------------------
                          (dollars in thousands)

                                         3 months   More than  More than      Over 5
                                         or less    3 to 12    1 to 5 years   years     Total
                                                    months
Interest-earning assets:
    Interest-bearing deposits             $1,362    $    -     $    -        $   -    $1,362
    Investment securities                  3,803    12,160     27,008         2,654    46,625
    LOANS                                 31,554    31,459     20,654         4,623    88,290
                                          ------    ------     ------         ------    ------
      TOTAL INTEREST-EARNING assets      $36,719   $43,619    $47,662        $7,277   $135,277
                                          ======    ======     ======         ======   =======

Interest-bearing liabilities
    Certificates of deposit              $14,104   $26,185    $14,382       $     -    $55,121
    Money market deposit accounts          8,618         -      7,636             -     16,254
    Savings and NOW accounts              13,055         -     17,782             -     30,837
    Borrowed money                         6,405     2,000      8,294             -     16,699
                                          ------   -------    -------       -------    -------
      TOTAL INTEREST-BEARING liabilities $42,182   $28,185    $48,544             -   $118,911
                                         =======    =======    ======       $======   ========


Interest sensitivity gap per period      $(5,463)  $15,434     $(882)        $7,277    $16,366
Cumulative interest sensitivity gap      $(5,463)    $9,971     $9,089      $16,366

Cumulative gap as a percent
of total interest-earning assets          (4.04%)    (7.37%)      6.72%      12.10%

Cumulative interest sensitive assets
as a percent of cumulative
interest sensitive liabilities            87.05%    114.17%     107.64%     113.76%


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995.

    This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Report Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on operations and future prospects of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, our implementation of new technologies, our ability to develop and maintain secure and reliable electronic systems and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

                          Independent Auditors' Report

   The Board of Directors
   MNB Bancshares, Inc.:


   We have audited the accompanying consolidated balance sheets of MNB Bancshares, Inc. and subsidiaries (the Company) as of December 31, 1999 and 1998 and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                       (Insert Electronic Signature Here)

   January 27, 2000



                      MNB BANCSHARES, INC. AND SUBSIDIARIES
                                MANHATTAN, KANSAS
                           Consolidated Balance Sheets
                           December 31, 1999 and 1998

                       ASSETS                                  1999         1998
                                                             ---------   ----------
Cash and cash equivalents:
   Cash                                                    $  2,952,527    1,172,229
   Interest-bearing deposits in other financial institutions  1,362,486    2,703,300
                                                             ---------    ----------

Total cash and cash equivalents                               4,315,013    3,875,529

Investment securities:
   Held-to-maturity                                           1,603,268    2,266,343
   Available-for-sale                                        43,402,200   48,384,518
Loans, net                                                   86,969,008   74,297,243
Loans held for sale                                             751,193      755,747
Premises and equipment, net of accumulated depreciation       2,288,028    2,231,850
Accrued interest and other assets                             3,933,590    4,019,000
                                                             ---------    ----------

        Total assets                                       $143,262,300  135,830,230
                                                            ===========  ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits:
    Noninterest bearing demand                             $ 10,124,653    9,307,879
    Money market and NOW                                     37,073,098   41,249,220
    Savings                                                  10,017,267   10,327,847
    Time, $100,000 and greater                               10,897,718    7,832,855
    Time, other                                              44,223,593   46,344,221
                                                             ---------    ----------

        Total deposits                                       112,336,329 115,062,022

   Federal Home Loan Bank borrowings                          15,655,010   4,607,150
   Other borrowings                                            1,043,847   1,922,351
   Accrued interest and expenses, taxes, and other liabilities   936,730     997,034
                                                               ---------  ----------
        Total liabilities                                    129,971,916 122,588,557
                                                             ---------   ----------

Stockholders' equity:
   Common stock, $.01 par; 3,000,000 shares authorized;
     1,449,303 and 1,367,976 shares issued and outstanding
     at 1999 and 1998                                            14,493       13,680
   Additional paid-in capital                                 9,011,899    8,199,525
   Retained earnings                                          4,821,937    5,021,547
   Unearned employee benefits                                  (173,847)    (222,351)
   Accumulated other comprehensive income                      (384,098)     229,272
                                                              ---------   ----------
        Total stockholders' equity                           13,290,384   13,241,673

Commitments and contingencies                                ---------    ----------

        Total liabilities and stockholders' equity         $143,262,300  135,830,230
                                                             =========  ==========

See accompanying notes to consolidated financial statements.



                      MNB BANCSHARES, INC. AND SUBSIDIARIES
                                MANHATTAN, KANSAS
                       Consolidated Statements of Earnings
                 Years ended December 31, 1999, 1998, and 1997



                                                      1999       1998      1997
                                                     --------  ---------  -------
Interest income:
   Loans                                          $  6,846,202  7,326,727  5,879,204
   Investment securities                             2,691,003  2,714,558  1,944,663
   Other                                                13,329    248,150    105,003
                                                     --------   ---------  -------
        Total interest income                        9,550,534 10,289,435  7,928,870
                                                     --------  ---------   -------
Interest expense:
   Deposits                                          4,285,924  5,035,706  3,850,889
   Other borrowings                                    701,778    557,267    186,822
                                                     --------  ---------  -------
        Total interest expense                       4,987,702  5,592,973  4,037,711
                                                     --------  ---------  -------
        Net interest income                          4,562,832 4,696,46    3,891,159
Provision for loan losses                               15,000   90,000       60,000
                                                     --------  ---------  -------
        Net interest income after provision for
        loan losses                                 4,547,832 4,606,462  3,831,159
                                                    --------- ---------  ---------

Noninterest income:
   Fees and service charges                            805,616   735,459     506,899
   Gains on sales of loans                             141,501   384,427      99,381
   Other                                                55,392    92,402      83,829
                                                     --------  ---------    -------

        Total noninterest income                     1,002,509 1,212,288     690,109
                                                     --------  ---------    -------
Noninterest expense:
   Compensation and benefits                         2,083,502 2,043,450   1,429,665
   Occupancy and equipment                             597,807   632,727     431,110
   Amortization                                        226,113   245,958     106,816
   Professional fees                                  138,716    212,424     118,008
   Data processing                                    131,479    139,714     101,878
   Federal deposit insurance premiums                  45,293     51,342      47,116
   Other                                              959,875  1,032,965     742,988
                                                     --------  ---------  -------
        Total noninterest expense                   4,182,785  4,358,580   2,977,581
                                                     --------  ---------  -------
        Earnings before income taxes                1,367,556  1,460,170   1,543,687

Income taxes                                          463,317    478,142     471,143
                                                     --------  ---------  -------

        Net earnings                               $  904,239    982,028   1,072,544
                                                     ========  =========  =======

Earnings per share:
   Basic                                            $ 0.63       0.69      0.76
   Diluted                                            0.61       0.66      0.73
                                                     ========  =========  =======


See accompanying notes to consolidated financial statements.

                       MNB BANCSHARES, INC. AND SUBSIDIARIES
                                MANHATTAN, KANSAS
                       Consolidated Statements of Stockholders' Equity
                              and Comprehensive Income
                Years ended December 31, 1999, 1998, and 1997



                                                                      ACCUMULATED
                                    ADDITIONAL             UNEARNED   OTHER
                          COMMON    PAID-IN    RETAINED    EMPLOYEE   COMPREHENSIVE
                          STOCK     CAPITAL    EARNINGS    BENEFITS   INCOME (LOSS)   TOTAL
                          -------   --------   ----------  --------   -------------   -----

Balance at December 31, 1996 $12,104  6,314,964   5,340,873   (315,020)  (18,756)   11,334,165

Comprehensive income:
Net earnings                      --         --   1,072,544        --         --     1,072,544
Change in fair value of
investment securities
available-for-sale,
  net of tax                      --         --         --         --      88,200       88,200
                             -------   --------    -------   -------- -----------     --------

Total comprehensive income        --         --   1,072,544        --      88,200    1,160,744
                             -------   --------    -------   -------- -----------     --------
Dividens paid ($.23 per share)    --         --    (319,866)       --          --     (319,866)
Reduction of unearned employee
   benefits                       --         --          --    43,833          --       43,833
Issuance of 13,488 shares
   under option plan             135     56,838          --        --          --       56,973
5% stock dividend (60,542 shares)606    750,993    (751,599)       --          --           --
                             -------   --------     -------  -------- -----------     --------
Balance at December 31, 1997  12,845  7,122,795   5,341,952  (271,187)     69,444   12,275,849
                             -------   --------    -------   --------    --------   ----------

Comprehensive income:
Net earnings                      --         --     982,028       --          --       982,028
Change in fair value of
  investment securities
  available-for-sale,
  net of tax                      --         --          --       --      159,828      159,828
                             -------   --------     ------- --------  -----------     --------

Total comprehensive income       --          --     982,028       --      159,828    1,141,856
                             -------   --------     ------- --------  -----------     --------

Dividends paid ($.24 per share)  --          --    (333,891)      --           --     (333,891)
Reduction of unearned employee
   benefits                      --          --          --   48,836           --       48,836
Issuance of 18,672 shares
   under stock
   compensation plans           187     108,836          --       --           --      109,023
5% stock dividend (64,844)
   shares)                      648     967,894    (968,542)      --           --          --
                            -------    --------     ------- --------   ----------     --------

Balance at December 31, 1998 13,680  8,199,525     5,021,547 (222,351)    229,272   13,241,673


Comprehensive income:
  Net earnings                   --        --        904,239       --          --       904,239
  Change in fair value of
    investment securities
    available-for-sale,
    net of tax                   --        --             --       --     (613,370)    (613,370)
                            -------  --------        ------- --------   -----------     --------
Total comprehensive income
  (loss)                         --        --        904,239       --      (613,370)     290,869
                            -------  --------        ------- --------   -----------    --------

Dividends paid ($.25 per share)  --        --       (353,544)      --           --     (353,544)
Reduction of unearned
   employee benefits             --        --             --   48,504           --       48,504
Issuance of 12,419 shares
   under stock
   compensation plans            124    62,758             --      --           --       62,882
5% stock dividend (68,908
   shares)                       689   749,616      (750,305)      --           --          --
                             -------  --------       -------  -------- -----------    --------
Balance at December 31, 1999 $14,493 9,011,899      4,821,937  (173,847)   (384,098)  13,290,384
                             ========  ========      =========   ======== ===========  ==========

                      MNB BANCSHARES, INC. AND SUBSIDIARIES
                                MANHATTAN, KANSAS
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 1999, 1998, and 1997

                                                1999        1998        1997
                                                ----------  ----------  ----------

Cash flows from operating activities:

   Net earnings                               $   904,239     982,028   1,072,544
   Adjustments to reconcile net earnings to
   net cash
    provided by operating activities:
      Provision for loan losses                    15,000      90,000      60,000
      Depreciation and amortization               509,395     561,196     211,635
      Amortization of loan fees                   (35,343)    (55,232)    (67,873)
      Deferred income taxes                        47,400    (129,400)   (116,878)
      Net gain on sales of investment
       securities available-for-sale, premises
       and equipment, and other real estate       (7,147)    (11,068)     (9,907)
      Net gain on sales of loans                (141,501)   (384,427)    (99,381)
      Proceeds from sale of loans               12,397,598  33,323,344  14,260,381
      Origination of loans for sale            (12,251,543)(32,950,902)(14,725,572)
      Accretion of discounts and
       amortization of premiums
       on investment securities, net                78,119      43,173     (40,931)
      Changes in assets and liabilities:
       Accrued interest and other assets          (81,103)      94,175     100,857
       Accrued expenses, taxes, and other
       liabilities                                268,232     (121,929)   (755,333)
                                                 ----------  ----------  ----------
Net cash provided by (used in)
   operating activities                         1,703,346    1,440,958    (110,458)
                                                ----------   ----------  ----------

Cash flows from investing activities:
   Net (increase) decrease in loans             (12,756,422)10,368,287  (1,476,399)
   Maturities and prepayments of investment
    securities held-to-maturity                   552,959   4,344,489   4,583,747
   Proceeds from sale of investment
    securities held-to-maturity                   102,317          --          --
   Proceeds from sale of branch                        --     973,284          --
   Maturities and prepayments of investment
    securities available-for-sale               13,920,118  13,864,202  4,465,881
   Purchases of investment securities
    available-for-sale                         (15,895,185)(27,114,772)(9,340,259)
   Proceeds from sale of investment
   securities available-for-sale                 5,904,906     560,024   2,582,280
   Proceeds from sales of foreclosed assets         50,000     142,879      53,922
   Purchases of premises and equipment, net       (339,460)   (260,359)   (352,578)
   Improvements of other real estate                (4,600)         --         --
   Net cash paid in acquisitions                        --          --  (1,650,353)
                                                ----------  ----------  ----------
Net cash provided by (used in)
   investing activities                         (8,465,367)  2,878,034  (1,133,759)
                                                ----------  ----------  ----------
Cash flows from financing activities:
   Net increase (decrease) in deposits          (2,725,693) (4,396,004)  1,435,787
   Net increase (decrease) in securities
   sold under agreements to repurchase                  --    (549,615)    149,615
   Federal Home Loan Bank borrowings
    (repayment), net                            11,047,860    (821,427)   (800,000)
   Proceeds (repayments) from notes payable       (830,000) (1,150,000)  2,850,000
   Issuance of common stock under stock
    option plan                                     62,882     109,023      56,973
   Payment of dividends                           (353,544)   (333,891)    (319,866)
                                                ----------  ----------  ----------

Net cash provided by (used in)
   financing activities                         7,201,505  (7,141,914)   3,372,509
                                                ----------  ----------  ----------
Net increase (decrease) in cash and
    cash equivalents                              439,484  (2,822,922)   2,128,292

Cash and cash equivalents at beginning of year  3,875,529   6,698,451   4,570,159
                                                ----------  ----------  ----------
Cash and cash equivalents at end of year      $ 4,315,013   3,875,529   6,698,451
                                                ==========  ==========  ==========
Supplemental disclosure of cash flow information:

   Cash paid during the year for income taxes $   240,000     702,000     619,000
                                                ==========  ==========  ==========
   Cash paid during the year for interest     $ 4,978,000   5,623,000   3,949,000
                                                ==========  ==========  ==========
Supplemental schedule of noncash investing
and financing activities:
    Transfer of loans to real estate owned    $   105,000      39,000          --
    Bank acquisition:
      Liabilities assumed                              --          --   37,617,000
      Fair value of assets acquired                    --          --   39,267,000
                                                ==========  ==========  ==========
    Branch sale:
      Liabilities sold                        $        --   2,769,000          --
      Assets sold                                      --   3,742,000          --
                                                ==========  ==========  ==========


See accompanying notes to consolidated financial statements.

                      MNB BANCSHARES, INC. AND SUBSIDIARIES
                                 MANHATTAN, KANSAS
                  Notes to Consolidated Financial Statements
                      December 31, 1999, 1998, and 1997

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (A)PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of MNB Bancshares, Inc. (the Company) and its wholly owned subsidiaries, principally Security National Bank (the Bank, including the merger with the former Citizens State Bank on December 31, 1997). Intercompany balances and transactions have been eliminated in consolidation.

      (B)INVESTMENT SECURITIES

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

      (C)LOANS AND RELATED EARNINGS

         Management determines at the time of origination whether loans will be held for the portfolio or sold in the secondary market. Generally, fixed rate mortgage loans are originated and underwritten for resale in the secondary mortgage market. That decision depends on a number of factors, including the yield on the loan and the term of the loan, market conditions, and the current gap position.

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

      (D)ALLOWANCE FOR LOAN LOSSES

         Provisions for losses on loans are based upon management's estimate of the amount required to maintain an adequate allowance for losses, relative to the risk in the loan portfolio. The estimate is based on reviews of the loan portfolio, including assessment of the estimated net realizable value of the related underlying collateral, and upon consideration of past loss experience, current economic conditions, and such other factors which, in the opinion of management, deserve current recognition. Amounts are charged off as soon as probability of loss is established, taking into consideration such factors as the borrower's financial condition, underlying collateral, and guarantees. Loans are also subject to periodic examination by regulatory agencies. Such agencies may require charge-offs or additions to the allowance based upon their judgments about information available at the time of their examination.

      (E)STOCK IN FEDERAL HOME LOAN BANK AND FEDERAL RESERVE BANK

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

      (F)PREMISES AND EQUIPMENT

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

      (G)INTANGIBLE ASSETS

         The Company's core deposit intangible asset and goodwill is being amortized over ten (accelerated) and fifteen (straight-line) years, respectively. When facts and circumstances indicate potential impairment, the Company evaluates the recoverability of asset carrying values, including intangible assets, using estimates of undiscounted future cash flows over remaining asset lives. When impairment is indicated, any impairment loss is measured by the excess of carrying values over fair values. No impairment losses have been recorded during 1999, 1998, or 1997.

         Goodwill and core deposit  amortization  was  $226,113,  $245,958,  and
         $106,816 in 1999, 1998, and 1997, respectively. The remaining unamortized balances of such assets at December 31, 1999 and 1998 aggregated $2,298,997 and $2,533,443, respectively.

      (H)INCOME TAXES

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

      (I)USE OF ESTIMATES

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

      (J)COMPREHENSIVE INCOME

         The Company's only component of other comprehensive income is the unrealized holding gains and losses on available-for-sale securities as shown below:

                                          For the years ended
                                              December 31
                                       --------------------------
                                        1999      1998     1997
                                       --------  -------  -------

Unrealized holding gains (losses)     $ (982,160) 268,694  120,875
Less reclassification adjustment for gains
   included in net income                  7,147   10,795  (21,309)
                                        --------  -------  -------
     Net unrealized gains (losses)
       on securities                    (989,307) 257,899  142,184

Income tax expense (benefit)            (375,937)  98,071   53,984
                                        --------  -------  -------

     Other comprehensive income (loss)  (613,370) 159,828  88,200
                                        ========  =======  =======


      (K)EARNINGS PER SHARE

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

         The shares used in the calculation of basic and diluted income per share, which have been restated for the annual 5% stock dividends and the 1998 stock split, are shown below:


                                                 For the years ended
                                                      December 31
                                              -----------------------------
                                               1999       1998      1997
                                             --------  --------- ---------

Weighted average common shares outstanding  1,444,786  1,430,346  1,408,664
Stock options                                  41,973     55,342     57,758
                                              --------  --------- ---------
                                            1,486,759  1,485,688  1,466,422
                                             ========  =========  =========

 (2)  ACQUISITIONS

      On December 31, 1997, the Company acquired 100% of the outstanding common stock of Freedom Bancshares, Inc. (Freedom) and its wholly owned subsidiary, Citizens State Bank, with branches in Osage City and Beloit, Kansas. Subsequently, Security National Bank and Citizens State Bank were merged. Freedom had consolidated assets of approximately $43 million. The purchase price, including related costs of acquisition, consisted of cash of approximately $5.3 million. The acquisition, which was accounted for as a purchase, resulted in goodwill of approximately $2.2 million. The Company sold the Beloit branch in 1998. The sale of the branch included approximately $3.3 million of loans and $2.8 million of deposits. A premium of approximately $120,000, net of tax, was received from the buyer and offset against the goodwill recorded in the Freedom acquisition. Pro forma 1997 revenues, net earnings, and diluted earnings per share amounts, as if the Freedom acquisition had been consummated January 1, 1997, are as follows:


      Net interest income plus other income        $ 6,060,979
      Net earnings                                   1,002,733
      Diluted earnings per share                           .71
                                                    ==========

 (3)  INVESTMENT SECURITIES

      A summary of investment securities information is as follows:


                                              Gross      Gross
                               Amortized  unrealized  unrealized Estimated
    December 31, 1999            cost       gains      losses    fair value
---------------------------    ---------- ----------  ---------  ----------

Held-to-maturity:
   Municipal obligations      $  1,506,837      1,000      4,000    1,504,000
   Mortgage-backed securities       96,431      2,000          -       98,000
                                ---------- ----------  ---------   ----------

         Total                $  1,603,268      3,000      4,000    1,602,000
                                ========== ==========  =========   ==========

Available-for-sale:
   U. S. government and agency
     obligations              $ 18,811,540      4,400    193,295   18,622,645
   Municipal obligations         7,453,267        810    100,178    7,353,899
   Mortgage-backed securities   16,323,006      1,396    332,646   15,991,756
   FHLB stock                    1,111,200          -          -    1,111,200
   Other investments               322,700          -          -      322,700
                                ---------- ----------  ---------  ----------

         Total                $ 44,021,713      6,606    626,119   43,402,200
                               ==========   ==========  =========   ==========

    December 31, 1998
---------------------------

Held-to-maturity:
   Municipal obligations      $ 2,143,997      26,000         -     2,169,997
   Mortgage-backed securities     122,346       4,000         -       126,346
                               ---------- ----------  ---------  ----------

         Total               $  2,266,343      30,000         -     2,296,343
                               ==========  ==========  =========  ==========

Available-for-sale:
   U. S. government and agency
     obligations           $   17,837,191    225,305          -    18,062,496
   Municipal obligations        6,502,706     56,572     12,925     6,546,353
   Mortgage-backed securities  20,899,389    103,714      4,757    20,998,346
   FHLB stock                   1,315,500          -          -     1,315,500
   Other investments            1,459,938       1,885         -     1,461,823
                               ----------  ----------  ---------  ----------

         Total               $ 48,014,724     387,476     17,682   48,384,518
                               ==========  ==========  =========   ==========


      Maturities of investment securities at December 31, 1999 are as follows:


                                             Amortized  Estimated
                                               cost     fair value
                                             ---------  ----------
Held-to-maturity:
   Due in less than one year               $    672,478     673,000
   Due after one year but within five years     834,359     831,000
   Mortgage-backed securities                    96,431      98,000
                                              ---------  ----------
         Total                             $  1,603,268   1,602,000
                                              =========  ==========
Available-for-sale:
   Due in less than one year               $  9,327,894   9,314,293
   Due after one year but within five years  16,530,661  16,261,526
   Due after five years                         406,252     400,725
   Mortgage-backed securities and other
    investments                              17,756,906  17,425,656
                                             ---------  ----------
         Total                             $ 44,021,713  43,402,200
                                             =========   ==========


      Except for U. S. government and agency obligations, no investment in a single issuer exceeded 10% of stockholders' equity.

      At December 31, 1999 and 1998, securities pledged to secure public funds on deposit had a carrying value of approximately $30 million and $28 million, respectively.

 (4)  LOANS

      Loans consist of the following at December 31:



                                       1999         1998
                                     ----------   ----------

Mortgage loans:
   One-to-four family residential   $27,125,681   25,058,459
   Commercial                        31,635,398   25,473,084
Commercial loans                     20,482,825   17,130,905
Consumer loans                        7,168,702    5,817,509
Student loans                         1,876,948    2,387,758
                                     ----------   ----------
         Total                       88,289,554   75,867,715

Less:
   Loans in process                       5,159      191,015
   Deferred loan fees                    66,629       87,556
   Allowance for loan losses          1,248,758    1,291,901
                                     ----------   ----------

         Loans, net                $ 86,969,008   74,297,243
                                     ==========   ==========


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

      The Company is exposed to varying risks associated with concentrations of credit relating primarily to lending activities in specific geographic areas. The Company's principal lending area consists of the cities of Manhattan, Auburn, Topeka, and Osage City, Kansas and the surrounding communities, and substantially all of the Company's loans are to residents of or secured by properties located in its principal lending area. Accordingly, the ultimate collectibility of the Company's loan portfolio is dependent upon market conditions in those areas. These geographic concentrations are considered in management's establishment of the allowance for loan losses.

      A summary of the activity in the allowance for loan losses is as follows:



                                        1999       1998      1997
                                      ---------  ---------  ---------
Balance at beginning of year         $1,291,901  1,335,024    819,660
Provision                                15,000     90,000     60,000
Allowance for loan loss of acquired bank      -          -    461,389
Charge-offs                            (114,101)  (170,977)   (17,398)
Recoveries                               55,958     37,854     11,373
                                      ---------  ---------  ---------
Balance at end of year               $1,248,758  1,291,901  1,335,024
                                      =========  =========  =========


      At December 31, 1999 and 1998, impaired loans, including nonaccrual loans, aggregated approximately $466,000 and $144,000, respectively.

      The Bank serviced loans for others of $15.2 million and $18.7 million at December 31, 1999 and 1998, respectively. Because the Bank sold substantially all loans originated for sale on a servicing released basis, no additional gains on sales or related mortgage servicing assets were recorded during 1999, 1998, or 1997.

      The Bank had loans to directors and officers at December 31, 1999, which carry terms similar to those for other loans. A summary of such loans is as follows:


Balance at beginning of year         $1,032,044
New loans                                12,870
Payments                                (22,061)
                                      ---------
Balance at end of year              $ 1,022,853
                                      =========


 (5)  PREMISES AND EQUIPMENT

      Premises and equipment consist of the following at December 31:

                                        1999        1998
                                     ---------   ---------
Land                               $  353,412     353,412
Office buildings and improvements   2,131,167   2,043,942
Furniture and equipment             1,877,026   1,750,643
Automobiles                           171,760     142,520
                                     ---------   ---------
         Total                      4,533,365   4,290,517

Less accumulated depreciation       2,245,337   2,058,667
                                    ---------   ---------
         Total                    $ 2,288,028   2,231,850
                                    =========   =========


 (6)  TIME DEPOSITS

      Maturities of time deposits are as follows at December 31, 1999:

Year       Amount
------    ---------

2000    $ 40,289,523
2001      11,049,407
2002       2,604,577
2003         610,985
2004         566,819
           ---------

Total   $ 55,121,311
          =========

 (7)  FEDERAL HOME LOAN BANK ADVANCES

      Short-term advances from the FHLB at December 31, 1999 were $7,440,000, with rates ranging from 5.40% to 5.97%. There were no short-term advances outstanding at December 31, 1998. Long-term advances from the FHLB at December 31, 1999 and 1998 amount to $7,250,010 and $4,607,150, respectively. Maturities of such advances at December 31, 1999 are summarized as follows:


 Year ending
December 31,      Amount       Rates
--------------   ---------    -------------

    2002       $ 2,428,576     6.24% - 6.95%
    2003           821,434     6.83% - 7.23%
    2004         4,000,000     5.62% - 6.44%
                 ---------

               $ 7,250,010
                 =========


      The Bank has a $17,500,000 line of credit, renewable annually in September, with the FHLB under which there were outstanding borrowings of $965,000 and $0 at December 31, 1999 and 1998, respectively. Interest on any outstanding balances on the line of credit accrues at the federal funds rate plus .15% (5.00% at December 31, 1999).

      Although no loans are specifically pledged, the FHLB requires the Company to maintain eligible collateral that has a lending value at least equal to its required collateral. Eligible collateral includes single and multifamily first mortgage loans, stock in the FHLB, and FHLB overnight deposits.

 (8)  OTHER BORROWINGS

      Other borrowings include a note payable relating to the Company's Employee Stock Ownership Plan (the ESOP) (see note 10) with an unrelated financial institution and a $2,500,000 line of credit with another unrelated financial institution. The ESOP loan of $173,847 and $222,351 at December 31, 1999 and 1998, respectively, bears interest at the prime rate (8.50% at December 31, 1999), is due in 2002, and is secured by the 30,668 unallocated shares of Company common stock held by the ESOP. The Company's line of credit had outstanding balances of $870,000 and $1,700,000 at December 31, 1999 and 1998, respectively, bears interest at the prime rate less .5%, is due December 31, 2002, and is secured by all of the Bank stock owned by the Company.

 (9)  INCOME TAXES

      Total income tax expense for 1999, 1998, and 1997 is allocated as follows:

                          1999      1998     1997
                         --------  -------  --------

Operations             $ 463,317   478,142   471,143
StockholderS' equity    (375,937)   98,071    53,984
                         --------  -------  --------

                       $  87,380   576,213   525,127
                        ========   =======  ========


      The components of income tax expense allocated to earnings are as follows:


             1999     1998      1997
            -------  --------  --------
Current   $ 415,917   607,542   588,021
Deferred     47,400  (129,400) (116,878)
            -------  --------  --------
          $ 463,317   478,142   471,143
            =======  ========  ========
Federal   $ 392,917   429,736   434,143
State        70,400    48,406    37,000
            -------  --------  --------
          $ 463,317   478,142   471,143
            =======  ========  ========


      The reasons for the difference between actual income tax expense and expected income tax expense allocated to earnings before extraordinary loss at the 34% statutory federal income tax rate are as follows:


                                           1999      1998     1997
                                        --------  -------  -------
Expected income tax expense at
   statutory rate                        464,969   496,458  524,854
Tax-exempt interest                     (108,974)  (63,000) (31,900)
Nondeductible amortization                40,182    59,565    9,406
State income taxes                        46,464    31,947   24,420
Other, net                                20,676   (46,828) (55,637)
                                        --------   -------  -------

                                       $ 463,317   478,142  471,143
                                        ========   =======  =======


      The tax effects of temporary differences that give rise to the significant portions of the deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:



                                                  1999      1998
                                               --------  --------
Unrealized loss on investment securities
   available-for-sale                        $  235,400         -
Allowance for loan losses                       376,000   412,000
Other                                            23,000    20,300
                                               --------  --------
     Total deferred tax assets                  634,400   432,300
                                               --------  --------

Unrealized gain on investment securities
   available-for-sale                                -    140,500
Core deposit intangible                          47,000    64,800
FHLB stock dividends                            255,000   232,300
Premises and equipment                           15,500         -
State taxes                                       4,000     8,400
Other                                            95,500    97,800
                                               --------  --------
     Total deferred tax liabilities             417,000   543,800
                                               --------  --------
     Net deferred tax asset (liability)       $ 217,400  (111,500)
                                               ========  ========


      A valuation allowance for deferred tax assets was not necessary at December 31, 1999 or 1998.

(10)  EMPLOYEE BENEFIT PLANS

      Qualified employees of the Company and the Bank may participate in an employee stock ownership plan. The ESOP borrowed under a bank loan agreement (note 8) with the proceeds used to acquire the Company's common stock. Contributions, along with dividends on unallocated shares of common stock, are used by the ESOP to make payments of principal and interest on the bank loan. Because the Company has guaranteed the ESOP's borrowing, the outstanding note payable balance is recorded as unearned compensation, which is presented as a reduction of stockholders' equity in the accompanying consolidated balance sheets. Unearned compensation is reduced as the related note payable is reduced. ESOP contributions by the Bank charged to compensation and benefits expense in 1999, 1998, and 1997 were approximately $45,000, $55,000, and $50,000, respectively.

      The Company has a stock option plan for directors and selected officers and employees. The exercise price of options granted under the plan is at least equal to the fair market value on the date of grant. The options vest over varying periods of time and are exercisable for up to ten years. Information with respect to option activity (as adjusted for stock dividends and split) is as follows:

                                          Number    Weighted average
                                            of       exercise price
                                          shares       per share
                                         --------  -----------------
Outstanding at December 31, 1996           97,710      $        4.22
Effect of 5% stock dividend                 4,514                  -
Exercised                                 (13,488)              4.22
                                          --------

Outstanding at December 31, 1997           88,736               4.65
Effect of 5% stock dividend                 3,761                  -
Issued                                      4,071              13.13
Exercised                                 (17,192)              5.20
                                          --------

Outstanding at December 31, 1998           79,376               4.75
Effect of 5% stock dividend                 3,356                  -
Issued                                        250              13.00
Exercised                                 (12,419)              5.06
                                          --------
Outstanding at December 31, 1999           70,563               4.50
                                          ========  =================
Options exercisable at December 31, 1999   63,988    $          3.85
                                         ========  =================


      Options outstanding at December 31, 1999 were exercisable at prices ranging from $3.73 to $12.50.

      In accordance with Statement of Financial Accounting Standards (SFAS) NO. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company has chosen not to apply the accounting provision of SFAS No. 123 in its consolidated financial statements but rather to disclose pro forma amounts. The fair value of the options granted in 1998 and 1999 were estimated utilizing the following assumptions: dividend yields of 1.8% and 1.9%, volatility of 17.2% and 17.2%, risk-free interest rate of 6.5% and 7.0%, and expected lives of five years, respectively. Pro forma net earnings and earnings per share for 1999, 1998, and 1997, applying the disclosure provisions of SFAS No. 123, would be the same as those amounts reflected in the accompanying consolidated statements of earnings.

      The Company has adopted an incentive program whereby bonuses are awarded if certain annual profitability thresholds are achieved. The incentive program also allows for discretionary bonuses. The Company recorded bonuses under the incentive programs of approximately $31,000, $6,000, and $75,000 in 1999, 1998, and 1997, respectively. In 1998, accrued bonuses payable were used to purchase 1,480 shares of common stock from the Company for $19,703.

(11)  FAIR VALUE OF FINANCIAL INSTRUMENTS

      Fair value estimates of the Company's financial instruments as of December 31, 1999 and 1998, including methods and assumptions utilized, are set forth below:

                                   1999                     1998
                           ----------------------  -----------------------
                           Carrying    Estimated    Carrying    Estimated
                            amount     fair value    amount     fair value
                           ----------  ----------  -----------  ----------

Investment securities    $ 45,005,468  45,004,000  50,650,861   50,681,000
                           ==========  ==========  ===========  ==========
Loans, net of unearned fees
   and allowance for loan
   losses                $ 86,969,008  83,182,000  74,297,243   73,581,000
                           ==========  ==========  ===========  ==========
Noninterest bearing demand
   deposits              $ 10,124,653  10,125,000   9,307,879   9,308,000
Money market and NOW
   deposits                37,073,098  37,073,000  41,249,220   41,249,000
Savings deposits           10,017,267  10,017,000  10,327,847   10,328,000
Time deposits              55,121,311  54,981,000  54,177,076   54,548,000
                           ----------  ----------  -----------  ----------
         Total deposits  $ 112,336,329 112,096,000 115,062,022  115,433,000
                           ==========  ==========  ===========  ==========
FHLB advances            $ 15,655,010  15,456,000   4,607,150   4,761,000
                           ==========  ==========  ===========  ==========
Other borrowings         $ 1,043,847   1,044,000    1,922,351   1,922,000
                           ==========  ==========  ===========  ==========


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

      The estimated fair value of the Company's loan portfolio is based on the segregation of loans by collateral type, interest terms, and maturities. In estimating the fair value of each category of loans, the carrying amount of the loan is reduced by an allocation of the allowance for loan losses. Such allocation is based on management's loan classification system which is designed to measure the credit risk inherent in each classification category. The estimated fair value of performing variable rate loans is the carrying value of such loans, reduced by an allocation of the allowance for loan losses. The estimated fair value of performing fixed rate loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the interest rate risk inherent in the loan, reduced by an allocation of the allowance for loan losses. The estimate of maturity is based on the Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. The fair value for significant nonperforming loans is the estimated fair value of the underlying collateral based on recent external appraisals or other available information, which generally approximates carrying value, reduced by an allocation of the allowance for loan losses.

      The estimated fair value of deposits with no stated maturity, such as noninterest bearing demand deposits, savings, money market accounts, and NOW accounts, is equal to the amount payable on demand. The fair value of interest-bearing time deposits is based on the discounted value of contractual cash flows of such deposits. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

      The carrying amounts of FHLB advances and other borrowings approximate fair value because such borrowings have relatively short terms or adjustable interest rates.

      LIMITATIONS

      Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.

(12)  REGULATORY CAPITAL REQUIREMENTS

      Current regulatory capital regulations require financial institutions to meet three different regulatory capital requirements. Institutions are required to have minimum leverage capital equal to 4% of total average assets, minimum Tier 1 risk-based capital equal to 4% of total risk-weighted assets, and total qualifying capital equal to 8% of total risk-weighted assets in order to be considered "adequately capitalized." Management believes that, as of December 31, 1999, the Company meets all capital adequacy requirements to which it is subject. The following is a comparison of the Company's regulatory capital to minimum capital requirements at December 31, 1999 (dollars in thousands):


                                                                               To be well-
                                                        For capital          capitalized under
                                                         adequacy            prompt corrective
                                    Actual               purposes            action provisions
                                ---------------       ----------------       -----------------
                                Amount   Ratio        Amount     Ratio       Amount     Ratio
                                -------- ------       --------   -----       --------   ------

As of December 31, 1999:
   Total capital
     (to risk-weighted assets  $13,535  14.84 %     => $7,297  =>  8.00 %   =>  $ 9,121  =>  10.00 %
   Tier 1 capital
     (to risk-weighted assets   12,395  13.59       =>  3,648  =>  4.00     =>    5,473  =>   6.00
   Tier 1 capital
     (to average assets)        12,395   8.88       =>  5,582  =>  4.00     =>    6,978  =>   5.00
                              ======== ======        ========     =====        ========     ======

As of December 31, 1998:
   Total capital
     (to risk-weighted assets  $13,201  17.35 %     => $6,085  =>  8.00 %   =>  $ 7,607   =>  10.00 %
   Tier 1 capital
     (to risk-weighted asset    12,250  16.10       =>  3,043  =>  4.00     =>    4,564   =>   6.00
   Tier 1 capital
     (to average assets)        12,250   9.14       =>  5,359  =>  4.00      =>   6,699   =>   5.00
                              ======== ======        ========     =====        ========      ======



(13)  PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

      Following is condensed financial information of the Company as of and for the years ended December 31, 1999 and 1998:

                              CONDENSED BALANCE SHEETS
                             DECEMBER 31, 1999 AND 1998

                 Assets                       1999        1998
                                            ----------  ---------
Cash                                      $    25,293      77,102
Investment securities                          17,500      17,500
Investment in subsidiary                   14,310,313  15,049,128
                                            ----------  ---------
         Total assets                    $ 14,353,106  15,143,730
                                            ==========  =========
  Liabilities and Stockholders' Equity
Borrowed funds                            $ 1,043,847   1,922,351
Other                                          18,875     (20,294)
Stockholders' equity                       13,290,384  13,241,673
                                            ----------  ---------
Total liabilities and stockholders'        14,353,106  15,143,730
                                            ==========  =========

                          CONDENSED STATEMENTS OF EARNINGS
                   YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                              1999        1998       1997
                                            ----------  ---------  ----------
Dividends from subsidiary                 $ 1,111,352   1,357,335    937,242
Interest income                                 3,187     10,400      86,582
Interest expense                              (86,048)  (209,485)          -
Other expense, net                           (102,180)   (98,998)    (69,898)
                                            ----------  ---------  ----------
Income before equity in undistributed
  earnings of subsidiary                      926,311   1,059,252    953,926
Increase (decrease) in undistributed equity
   of subsidiary                              (89,243)  (224,227)     43,000
                                            ----------  ---------  ----------
Earnings before income taxes                  837,068    835,025     996,926
Income tax benefit                             67,171    147,003      75,618
                                            ----------  ---------  ----------
Net earnings                              $   904,239    982,028   1,072,544
                                            ==========  =========  ==========



                         CONDENSED STATEMENTS OF CASH FLOWS
                   YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                              1999        1998       1997
                                            ----------  ---------  ----------
Cash flows from operating activities:
   Net earnings                           $   904,239    982,028   1,072,544
   (Increase) decrease in undistributed equity
     of subsidiary                             89,243    224,227     (43,000)
   Other                                       75,371     (8,683)     18,215
                                            ----------  ---------  ----------
Net cash provided by operating activities   1,068,853  1,197,572   1,047,759
                                            ----------  ---------  ----------
Cash flows from investing activities:
   Purchase of investment securities                -          -    (154,907)
   Maturity of investment securities                -    150,000     400,000
   Investment in subsidiary                         -    (25,589) (5,332,255)
                                            ----------  ---------  ----------
Net cash provided by (used in) investing
           activities                               -    124,411   (5,087,162)
                                            ----------  ---------  ----------
Cash flows from financing activities:
   Issuance of shares under stock option plan  62,882     109,023      56,973
   Proceeds (repayments) from note payable   (830,000) (1,150,000)  2,850,000
   Payment of dividends                      (353,544)   (333,891)   (319,866)
                                            ----------  ---------  ----------
Net cash provided by (used in) financing
           activities                      (1,120,662) (1,374,868)  2,587,107
                                            ----------  ---------  ----------
Net decrease in cash                          (51,809)    (52,885) (1,452,296)
Cash at beginning of year                      77,102     129,987   1,582,283
                                            ----------  ---------  ----------
Cash at end of year                       $    25,293     77,102      129,987
                                            ==========  =========  ==========


      Dividends paid by the Company are provided through subsidiary Bank dividends. At December 31, 1999, the Bank could distribute dividends of up to $419,000 without regulatory approvals.

CORPORATE INFORMATION

DIRECTORS OF MNB BANCSHARES, INC. AND SECURITY NATIONAL BANK

Brent A. Bowman, Chairman
President
Brent A. Bowman and Associates Architects, P.A.

Patrick L. Alexander
President and Chief Executive Officer
MNB Bancshares, Inc. and Security National Bank

WILLIAM F. CATON*
Broker, Senior Vice-President
Chapman Securities, Inc.

Joseph L. Downey
Retired Senior Consultant, Director and Executive
Dow Chemical Company

Charles D. Green
Retired Attorney
Arthur-Green LLP

Vernon C. Larson
Retired Assistant Provost and
Director of International Programs
Kansas State University

Jerry R. Pettle
Retired Dentist
Dental Associates of Manhattan, PA.

Susan E. Roepke
Retired Vice President, Secretary and Treasurer, MNB Bancshares, Inc. Retired Senior Vice President/Secretary/Cashier, Security National Bank

Donald J. Wissman
Retired Chairman
DPRA Incorporated

*Bank Director only

EXECUTIVE OFFICERS OF SECURITY NATIONAL BANK

Patrick L. Alexander
President and Chief Executive Officer

Mark A. Herpich
Senior Vice President, Secretary and Cashier

Michael E. Scheopner
Executive Vice President, Credit Risk Manager

Dean R. Thibault
Executive Vice President

Dennis D. Wohler
Senior Vice President

STOCK PRICE INFORMATION
   The Company's common stock trades on the Nasdaq Small-Cap Market tier of the Nasdaq Stock Market under the symbol "MNBB". At December 31, 1999, the Company had approximately 450 stockholders of record. Set forth below are the reported high and low bid prices of the common stock and dividends paid during the past two years. Information presented below has been restated to give effect to the 5% stock dividends paid in 1999 and 1998.


1999                         HIGH         LOW   DIVIDENDS
FIRST QUARTER              $12.50       11.00     $0.0625
SECOND QUARTER              12.38        8.75      0.0625
THIRD QUARTER               10.50        9.06      0.0625
FOURTH QUARTER               9.50        8.25      0.0625

1998                         HIGH         LOW   DIVIDENDS
FIRST QUARTER              $17.50      $12.00     $0.0595
SECOND QUARTER              16.25       14.00      0.0595
THIRD QUARTER               14.81       12.00      0.0595
FOURTH QUARTER              13.50       11.00      0.0595


CORPORATE HEADQUARTERS

   800 Poyntz Avenue
   Manhattan, Kansas 66502

ANNUAL MEETING

   The annual meeting of stockholders will be held at the Kansas State University Student Union, Room 212 Conference Room, Manhattan, Kansas 66506, on Wednesday, May 17, 2000 at 2:00 PM.

FORM 10-K

   A copy of the Annual Report on Form 10-K filed with the Securities and Exchange Commission may be obtained by stockholders without charge on written request to Patrick L. Alexander, President and Chief Executive Officer, MNB Bancshares, Inc., PO Box 308, Manhattan, Kansas 66505-0308. The report is also available via the Internet at www.sec.gov.

REGISTRAR AND TRANSFER AGENT

   Registrar and Transfer Company
   10 Commerce Drive
   Cranford, NJ 07016-3572

INDEPENDENT ACCOUNTANTS

   KPMG LLP
   1000 Walnut, Suite 1600
   Kansas City, Missouri 64199

                                                                    EXHIBIT 21.1

                      SUBSIDIARIES OF MNB BANCSHARES, INC.

      The only subsidiaries of the Company are Security National Bank, a national banking association with its main office located in Manhattan, Kansas, and with branch offices located in Auburn, Osage City, and Topeka, Kansas and MNB Acquisition Corporation, Inc., a Kansas Corporation.

                                                                    EXHIBIT 23.1

The Board of Directors
MNB Bancshares, Inc.:

We consent to incorporation by reference in the registration statement (No. 33-51710) on Form S-8 of MNB Bancshares, Inc. of our report, dated January 27, 2000, relating to the consolidated balance sheets of MNB Bancshares, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1999, which report appears in the December 31, 1999 annual report of Form 10-K of MNB Bancshares, Inc.

                        (insert electronic signature)


Kansas City, Missouri
March 27, 2000