Form 10-Q
period 2000-03-31
MNB BANCSHARES INC
filed 2000-05-12
CIK 891284

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended March 31, 2000

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



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: As of May 8, 2000, the Registrant had outstanding 1,444,021 shares of its common stock, $.01 par value per share.


                         MNB BANCSHARES, INC.
                      Form 10-Q Quarterly Report

                           Table of Contents



                                PART I

                                                                Page Number

Item 1.    Financial Statements and Related Notes                     1 - 5
Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     6 - 10
Item 3.    Quantitative and Qualitative Disclosures about                11
              Market Risk


                                PART II

Item 1.    Legal Proceedings                                             13
Item 2.    Changes in Securities                                         13
Item 3.    Defaults Upon Senior Securities                               13
Item 4.    Submission of Matters to a Vote of
             Security Holders                                            13
Item 5.    Other Information                                             13
Item 6.    Exhibits and Reports on Form 8-K                              13


Form 10-Q Signature Page                                                 14























                 MNB BANCSHARES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 March 31,   December
                                                                31,
                                                   2000        1999
ASSETS
                                                 (Unaudited)
  Cash and cash equivalents                      $2,788,113      $4,315,013

Investment securities:
  Held-to-maturity at amortized cost              1,499,027       1,603,268
  (estimated fair value of $1,497,000
    and $1,602,000 respectively)
  Available-for-sale at estimated fair value     44,099,536      43,402,200
Loans, net                                       88,539,535      87,720,201
Premises and equipment, net                       2,280,603       2,288,028
Other assets                                      4,045,531       3,933,590
                                                 ----------      ----------

     Total assets                               $143,252,345   $143,262,300


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                      $113,780,895    112,336,329
  Other borrowings                                14,819,352     16,698,857
  Accrued expenses, taxes and other liabilities    1,343,149        936,730
                                                 -----------    -----------
     Total liabilities                           129,943,396    129,971,916
                                                 -----------    -----------
Stockholders' equity:
  Common stock, $.01 par, 3,000,000 shares
    authorized, 1,449,702 and 1,449,303 shares issued
    and outstanding at 2000 and 1999, respectively    14,497         14,493
  Additional paid in capital                       9,015,037      9,011,899
  Treasury stock, at cost, 5,681 and 0 shares
    at 2000 and 1999, respectively                   (45,448)             -
  Retained earnings                                4,952,066      4,821,937
  Accumulated other comprehensive income            (456,433)      (384,098)
  Unearned employee benefits                        (170,770)      (173,847)
                                                 -----------     ----------
    Total stockholders' equity                    13,308,949     13,290,384
                                                 -----------    -----------
     Total liabilities and stockholders' equity $143,252,345   $143,262,300


See accompanying notes to condensed consolidated financial statements.


                 MNB BANCSHARES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                              (Unaudited)

                                         For the Three Months
                                           Ended March 31,
                                           2000        1999
Interest income:
  Loans                                 $ 1,905,825   $1,597,994
  Investment securities                     631,574      696,862
  Other                                       9,115        8,379
                                        -----------  -----------
     Total interest income                2,546,514    2,303,253

Interest expense:
  Deposits                                1,148,036    1,105,191
  Borrowed funds                            223,562      119,641
                                        -----------  -----------
     Total interest expense               1,371,598    1,224,832

     Net interest income                  1,174,916    1,078,421

Provision for loan losses                    15,000            -
                                        -----------  -----------
     Net interest income after
     provision for loan losses            1,159,916    1,078,421

Noninterest income:
  Fees and service charges                  213,806      181,438
  Gains on sale of loans                     14,318       52,803
  Other                                      17,018       20,146
                                        -----------  -----------
     Total noninterest income               245,142      254,387

Noninterest expense:
  Compensation and benefits                 555,898      514,519
  Occupancy and equipment                   161,719      147,363
  Amortization                               55,558       59,349
  Data processing                            35,061       33,796
  Other                                     271,817      284,819
                                        -----------  -----------
     Total noninterest expense            1,080,083    1,039,846

     Earnings before income taxes           324,975      292,962

Income tax expense                          104,264       98,502
                                        -----------  -----------
     Net earnings                       $   220,711     $194,460

Earnings per share:
                          Basic          $     0.15  $      0.14
                          Diluted        $     0.15  $      0.13

Dividends per share                     $    0.0625  $    0.0625

See accompanying notes to condensed consolidated financial statements.


                 MNB BANCSHAES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                 For the Three Months
                                                   Ended March 31,
                                                 2000           1999

Net cash provided by operating activities     $    986,095   $     793,883

INVESTING ACTIVITIES
  Net increase in loans                         (1,135,009)       (804,035)
  Maturities and prepayments of
     investments held to maturity                  102,970           5,184
  Maturities and prepayments of
     investments available for sale              3,334,737       5,298,792
  Proceeds from sale of investments
     available for sale                                 -        1,101,438
  Proceeds from sale of investments held
     to maturity                                        -          102,317
  Purchase of investments available for sale    (4,171,956)     (6,171,414)
  Improvements of real estate owned                (8,659)               -
  Purchases of premises and equipment, net        (70,328)         (19,065)
                                                ----------      ----------
     Net cash used in investing activities     (1,948,245)        (486,783)

FINANCING ACTIVITIES
  Net increase (decrease) in deposits           1,444,566       (3,734,019)
  Federal Home Loan Bank borrowings
    (repayment), net                            (1,976,428)      3,398,573
  Purchase of treasury stock                       (45,448)              -
  Issuance of common stock under stock
    option plan                                     3,142           10,428
  Payment of dividends                            (90,582)         (85,499)
  Proceeds (repayments) on note payable           100,000         (650,000)
                                               -----------       ---------
     Net cash used in financing activities       (564,750)      (1,060,517)
  Net decrease in cash                         (1,526,900)        (753,417)
  Cash at beginning of period                   4,315,013        3,875,529
                                              -----------      -----------
  Cash at end of  period                    $   2,788,113    $   3,122,112

Supplemental disclosure of cash flow
information:
   Cash paid during period for interest     $   1,343,978    $   1,212,238
   Cash paid during period for taxes        $           -    $           -

Supplemental schedule of noncash investing
activities:
   Transfer of loans to real estate owned    $     98,000    $      50,000


See accompanying notes to condensed consolidated financial statements.


                 MNB BANCSHARES, INC. AND SUBSIDIARIES
         Notes to Condensed Consolidated Financial Statements


1.   Interim Financial Statements

     The condensed consolidated financial statements of MNB Bancshares, Inc. (the 'Company') and subsidiaries have been prepared in accordance with the instructions to Form 10-Q. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Form 10-K for the year ended December 31, 1999, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The December 31, 1999 condensed consolidated balance sheet has been derived from the audited balance sheet as of that date. The results of the interim period ended March 31, 2000 are not necessarily indicative of the results expected for the year ended December 31, 2000.

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

      The shares used in the calculation of basic and diluted income per share, which have been restated for the annual 5% stock dividends are shown below:

                                    For the quarters ended
                                          March 31,
                                      2000         1999
Weighted average common shares
outstanding                          1,448,746    1,438,333
Stock options                           32,687       40,092
Total                                1,481,432    1,478,425


3.    Comprehensive Income

      The Company's  only  component of other  comprehensive  income is
the  unrealized   holding  gains  and  losses  on  available  for  sale
securities.

                                              For the three
                                               months ended
                                                March 31,
                                              2000      1999
       Net income                            $220,711 $194,460
       Unrealized holding losses
       Less - reclassification  adjustment (116,670) (185,525)
        for gain included on net income           -     1,647
       Net  unrealized  losses on
         securities                        (116,670) (187,172)
       Income tax benefit                    (44,335) (71,125)
       Total comprehensive income            $148,376 $78,413


                 MNB BANCSHARES, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      General. MNB Bancshares, Inc. (the "Company") is a bank holding company incorporated under the laws of the State of Delaware and is engaged in the banking business through its wholly-owned subsidiary, Security National Bank (the "Bank"). The home office for the Bank is Manhattan, Kansas, with branches operating in Auburn, Manhattan, Osage City, and Topeka, Kansas. On January 6, 2000, the Company opened an in-store supermarket branch in Manhattan, Kansas. The Company also announced an agreement to purchase the Wamego and Osage City, Kansas branches of Commercial Federal Bank on March 29, 2000. The Company expects the closing date of this purchase transaction to occur early in the third quarter of this year. The Company's results of operations depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. The Company's operations are also affected by non-interest income, such as service charges, loan fees and gains and losses from the sale of newly originated loans. The Company's principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, federal deposit insurance costs, data processing expenses and provision for loan losses.

      Net earnings for the first three months of 2000 increased $26,251, or 13.5%, to $220,711 as compared to the first three months of 1999. Net interest income increased $96,495, or 8.9%, from $1,078,421, to $1,174,916. This improvement in net earnings and net interest income was generally attributable to growth in commercial, commercial real estate and retail loan portfolios resulting in an increase of approximately $13 million in net loans outstanding from March 31,1999. Noninterest income decreased $9,245, or 3.6%, from $254,387 to $245,142, due to a decrease in gain on sales of loans. Noninterest expense increased $40,237 or 3.9%, relating primarily to the opening during January 2000 of our first supermarket branch in west Manhattan.

      Interest Income. Interest income increased $243,261, or 10.6%, to $2.5 million from $2.3 million in the first quarter of 1999. This increase was primarily related to the strong growth in our loan portfolio, along with increased yields on our investment portfolio. Average loans for the first quarter of 2000 were $88.6 million compared to average loans of $74.4 million for the first quarter of 1999.

      Interest Expense. As compared to the same period a year earlier, interest expense during the first three months of 2000 increased by $146,766, or 12.0%. Interest expense on deposits decreased $42,845, or 3.9% while interest expense on borrowings, consisting of advances from the Federal Home Loan Bank of Topeka
(the 'FHLB') and funds borrowed for acquisitions increased $103,921, or 86.9%, during this time period. Interest expense increased as a result of an increase in interest rates and additional borrowings from the FHLB, offset partially by principal repayments on the Company's note payable.


                 MNB BANCSHARES, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Provision for Loan Losses. The Company's provision for loan losses for the first quarter of 2000 was $15,000, compared to no provision during the first quarter of 1999. While the Company's loan portfolio quality remains strong, management's review of the portfolio coupled with the increase in loans experienced during 1999 and 2000 prompted an increased provision. At March 31, 2000, the allowance for loan losses was $1,264,348, or 1.4% of gross loans outstanding, compared to $1,269,574, or 1.7% of gross loans outstanding, at March 31, 1999. The allowance for loan losses was $1.2 million at December 31, 1999, or 1.4% of gross loans outstanding.

      Noninterest Income. Noninterest income decreased $9,245, or 3.6%, for the first three months of 2000 to $245,142 compared to the same period in 1999. This decrease was primarily due to a decline of 72.9% in gains on sale of loans from $52,803 to $14,318 resulting from the increase in home mortgage rates. Offsetting this decline was an increase in fees and service charges from $181,438 to $213,806, of which approximately $23,000 was attributable to an increase in overdraft fee income.

      Noninterest Expense. Noninterest expense increased $40,237, or 3.9%, to $1.1 million for the first three months of 2000 over the same period in 1999 resulting from increased expenses for compensation and benefits, advertising, and occupancy and equipment. These increased expense categories, related primarily to approximately $53,000 associated with the grand opening and operating expenses of our new Dillons branch which opened in January 2000, were partially offset by reductions in professional fees and federal deposit insurance premiums.

      Asset Quality and Distribution. The Company's total assets remained stable at $143.3 million at March 31, 2000 and at December 31, 1999. The Company's primary ongoing sources of funds are deposits, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition, and the restructuring of the financial services industry.

      The primary investing activities of the Company are the origination of mortgage, consumer, and commercial loans and the purchase of investment and mortgage backed securities. During the first three months of 2000, the Company originated mortgage loans in the amount of $2.4 million compared to $5.0 million during the first three months of 1999. Generally, the Company originates long term fixed rate residential mortgage loans for immediate sale and does not warehouse loans to speculate on interest rates.

      Management believes that the quality of the loan portfolio continues to be strong as evidenced by the small number and amount of loans past due one month or more. As of March 31, 2000, twenty-one real estate loans were more than one month past due with a total balance of $1,200,640, which was 1.4% of total loans outstanding. Eight of these loans, totaling $351,967, were on non-accrual status as of March 31, 2000. With the exception of guaranteed student loans, fourteen consumer loans totaling $93,125, or 0.1%, were over one month past due as of March 31, 2000 and two of these loans with a balance of $20,881 were on non-accrual. Additionally, four commercial loans totaling $220,103, or 0.2%, were past due. One of these commercial loans totaling $51,919 was on non-accrual status.


                 MNB BANCSHARES, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


      During the three months ended March 31, 2000, the Company purchased investment securities available for sale in the amount of $4.2 million. These activities were funded primarily by maturities of investment securities of $3.4 million, along with deposits and proceeds from the sale of fixed rate mortgage loans.

      Liability Distribution. At March 31, 2000, total deposits had a net increase of $1.4 million from December 31, 1999, while borrowings decreased $1.9 million. The change in the liability mix was primarily related to daily fluctuations experienced on the deposit balances maintained by our public funds providers.

      Noninterest bearing demand accounts at the end of the first quarter of 2000 totaled $10.1 million, or 8.9% of deposits, compared to approximately 9.0%, or $10.1 million at December 31, 1999. Certificates of deposit increased to $57.0 million at March 31, 2000 from $55.1 million, or 3.4%. Money market and NOW accounts decreased 2.3% from December 31, 1999 to $36.2 million from $37.1 million, and were 31.8% of total deposits, while savings accounts increased from $10.0 million to $10.4 million. The decrease in money market and NOW accounts primarily resulted from the fluctuating balances of our public funds providers accounts.

      Liquidity. The Company's most liquid assets are cash and cash equivalents and investment securities available for sale. The level of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At March 31, 2000, and December 31, 1999 respectively, these liquid assets totaled $46.9 million and $47.7 million. During periods in which the Company is not able to originate a sufficient amount of loans and/or periods of high principal prepayments, the Company increases its liquid assets by investing in short-term U. S. Government and agency securities.

      Liquidity management is both a daily and long-term function of management strategy. Excess funds are generally invested in short-term investments. In the event the Company requires funds beyond its ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB or through sales of securities. At March 31, 2000, the Company had outstanding FHLB advances of $13.7 million and had no borrowings outstanding on its $17.5 million line of credit. Additionally, the Company has guaranteed a loan made to the Company's Employee Stock Ownership Plan (the "ESOP") with an outstanding balance of $170,770 at March 31, 2000, to fund the ESOP's purchase of shares in the Company's common stock offering in 1993. The total borrowings by the Company were $14.8 million at March 31, 2000, compared to $16.7 million at December 31, 1999.

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

      At March 31, 2000, the Bank continued to maintain a sound Tier 1 capital ratio of 8.77% and a risk based capital ratio of 15.57%. As shown by the following table, the Bank's capital exceeded the minimum capital requirements (dollars in thousands):


                       March 31, 2000

                  Amount  Percent  Required
Tier 1 Capital   $12,559     8.77%     4.00%
Risk Based
Capital           13,655    15.57%     8.00%

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

      Recent   Accounting   Developments.   The  Financial   Accounting
Standards Board ('FASB') issued Statements of Financial Accounting Standards ('SFAS') No. 133, 'Accounting for Derivative Instruments and Hedging Activities,' in June 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement, as amended by SFAS No. 137, is effective for all fiscal quarters beginning after June 15, 2000. Management believes adoption of SFAS Nos. 133 and 137 will not have a material effect on the Company's financial position or results of operations, nor will adoption require additional capital resources.

      Recent Regulatory Developments. On November 12, 1999, President Clinton signed legislation that will allow bank holding companies to engage in a wider range of non-banking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the 'Act'), a bank holding company that elects to become a financial holding company may engage in any activity that the Board of Governors of the Federal Reserve System (the 'Federal Reserve'), in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity, or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve under section 4(c)(8) of the Bank Holding Company Act. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

      National banks are also authorized by the Act to engage, through 'financial subsidiaries,' in any activity that is permissible for financial holding companies (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise expressly permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries). The Act provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national banks.

      Various bank regulatory agencies have begun issuing regulations as mandated by the Act. The Federal Reserve has issued an interim regulation establishing procedures for bank holding companies to elect to become financial holding companies. In addition, the Federal Reserve has issued interim regulations listing the financial activities permissible for financial holding companies and describing the parameters under which financial holding companies may engage in securities and merchant banking activities. The Office of the Comptroller of the Currency has issued a regulation regarding the parameters under which national banks may establish and maintain financial subsidiaries. In addition, all federal bank regulatory agencies have jointly issued a proposed regulation that would implement the privacy provisions of the Act. At this time, it is not possible to predict the impact the Act and its implementing regulations may have on the Company. As of the date of this filing, the Company has not applied for or received approval to operate as a financial holding company. In addition, the Bank has not applied for or received approval to establish financial subsidiaries.

      Year 2000 Compliance. The Year 2000 posed a unique set of challenges to companies reliant on information technology. The Company utilizes and is dependent upon data processing systems and software to conduct its business. In 1997, the Company established a Year 2000 committee and initiated a review and assessment of all hardware and software issues related to the Year 2000 and the potential for those issues to adversely affect the Company's operations.

      As a result of the Company's efforts, the Company has not experienced any business interruptions or encountered any credit or deposit customers who have experienced adverse consequences resulting from the Year 2000. Among the benefits derived from the time, effort and costs related to Year 2000 was a complete review and update of the Company's disaster recovery and contingency plans. As a result, the Company is now better prepared to deal with technical or natural disasters which could threaten the Company's operations. The Company will continue to remain aware of dates during 2000 which are considered critical, such as 10/10/2000, and will address issues in connection with the contingency plan should the need arise.


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

      The Company has been successful in meeting the interest rate sensitivity objectives set forth in its policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at March 31, 2000 and forecasting volumes for the twelve-month projection. This position is then subjected to a shift in interest rates of 200 basis points rising and 200 basis points falling with an impact to the Company's net interest income on a one year horizon as follows:


        Scenario         $ change in net          % of net int. income
                         interest income
 200 basis point rising          $264,000                (5.49%)
200 basis point falling           344,000                 7.16%

      The Company believes that no significant changes in its interest rate sensitivity position have occurred since March 31, 2000. The Company also believes it is appropriately positioned for future interest rate movements, although it may experience some fluctuations in net interest income due to short term timing differences between the repricing of assets and liabilities.



      Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995. This quarterly report contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words 'believe,' 'expect,' 'intend,' 'anticipate,' 'estimate,' 'project' or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiary include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, our implementation of new technologies, our ability to develop and maintain secure and reliable electronic systems and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the company's financial results, is included in the Company's filings with the Securities and Exchange Commission.


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

                               MNB BANCSHARES, INC.



Date:  May 12, 2000            __________________________________
                           /s/ Patrick L. Alexander
                               President and Chief Executive Officer



Date:  May 12, 2000            __________________________________
                           /s/ Mark A. Herpich
                               Vice President, Secretary, Treasurer
                               and Chief Financial Officer