Form 10-Q
period 2000-06-30
MNB BANCSHARES INC
filed 2000-08-09
CIK 891284

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2000

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



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: As of August 9, 2000, the Registrant had outstanding 1,516,115 shares of its common stock, $.01 par value per share.


                             MNB BANCSHARES, INC.
                          Form 10-Q Quarterly Report

                               Table of Contents



                                    PART I

                                                                  Page Number

Item 1.    Financial Statements and Related Notes                      2 - 6
Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       7 - 12
Item 3.    Quantitative and Qualitative Disclosures about                  13
             Market Risk


                                    PART II

Item 1.    Legal Proceedings                                               15
Item 2.    Changes in Securities                                           15
Item 3.    Defaults Upon Senior Securities                                 15
Item 4.    Submission of Matters to a Vote of
             Security Holders                                              15
Item 5.    Other Information                                               15
Item 6.    Exhibits and Reports on Form 8-K                                16


Form 10-Q Signature Page                                                   17


                     MNB BANCSHARES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 June 30,      December 31,
                                                   2000          1999
ASSETS
                                                (Unaudited)
  Cash and cash equivalents                      $3,053,715    $4,315,013

Investment securities:
  Held-to-maturity at amortized cost              1,220,241     1,603,268
  (estimated fair value of $1,224,000
    and $1,602,000 respectively)
  Available-for-sale at estimated fair value     45,010,823    43,402,200
Loans, net                                       93,378,636    87,720,201
Premises and equipment, net                       2,281,754     2,288,028
Other assets                                      4,074,375     3,933,590

     Total assets                              $149,019,544  $143,262,300

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                     $114,350,364  $112,336,329
  Other borrowings                               19,402,951    16,698,857
  Accrued expenses, taxes and other liabilities   1,736,897       936,730
                                                ___________   ___________
     Total liabilities                          135,490,212   129,971,916
                                                ___________   ___________
Stockholders' equity:
  Common stock, $.01 par, 3,000,000 shares
   authorized, 1,449,702 and 1,449,303 shares issued
   and outstanding at 2000 and 1999, respectively    14,497        14,493
  Additional paid in capital                      9,015,037     9,011,899
  Treasury stock, at cost, 5,681 and 0 shares
   at 2000 and 1999, respectively                   (45,448)           -
  Retained earnings                               5,100,080     4,821,937
  Accumulated other comprehensive income           (388,323)     (384,098)
  Unearned employee benefits                       (166,511)     (173,847)
                                                  __________    __________

 Total stockholders' equity                      13,529,332    13,290,384
                                                 ___________   ___________

     Total liabilities and stockholders' equity $149,019,544  $143,262,300



See accompanying notes to condensed consolidated financial statements.


                     MNB BANCSHARES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

                                          For the Six Months
                                            Ended June 30,
                                           2000        1999
Interest income:
  Loans                                 $ 3,893,213    $ 3,255,134
  Investment securities                   1,287,981      1,362,236
  Other                                      15,279         11,151
                                          _________      _________
     Total interest income                5,196,473      4,628,521

Interest expense:
  Deposits                                2,326,385      2,168,836
  Borrowed funds                            510,490        255,234
                                          _________      _________
     Total interest expense               2,836,875      2,424,070

     Net interest income                  2,359,598      2,204,451

Provision for loan losses                    35,000              -
                                          _________      _________

     Net interest income after
     provision for loan losses            2,324,598      2,204,451

Noninterest income:
  Fees and service charges                  492,145        392,265
  Gains  on sale of loans                    39,790         89,191
  Gains (losses) on sale of investments     (30,368)         7,147
  Other                                      28,881         28,337
                                            _______        _______
     Total noninterest income               530,448        516,940

Noninterest expense:
  Compensation and benefits               1,100,902      1,042,243
  Occupancy and equipment                   328,785        294,077
  Amortization                              109,080        114,937
  Data processing                            69,357         67,225
  Other                                     574,603        575,004
                                          _________      _________
     Total noninterest expense            2,182,727      2,093,486

     Earnings before income taxes           672,319        627,905

Income tax expense                          213,343        213,942
                                          _________    ___________
     Net earnings                         $ 458,976    $   413,963


Earnings per share:
                          Basic          $     0.32     $     0.29
                          Diluted        $     0.31     $     0.28

Dividends per share                      $    0.125     $    0.125

See accompanying notes to condensed consolidated financial statements.



                     MNB BANCSHARES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

                                         For the Three Months
                                            Ended June 30,
                                           2000        1999
Interest income:
  Loans                                  $1,987,388   $1,657,140
  Investment securities                     656,407      665,374
  Other                                       6,164        2,754
                                          _________    _________
     Total interest income                2,649,959    2,325,268

Interest expense:
  Deposits                                1,178,349    1,063,645
  Borrowed funds                            286,928      135,593
                                          _________    _________
     Total interest expense               1,465,277    1,199,238

     Net interest income                  1,184,682    1,126,030

Provision for loan losses
                                             20,000            -
                                          _________    _________

     Net interest income after
     provision for loan losses            1,164,682    1,126,030

Noninterest income:
  Fees and service charges                  278,339      209,937
  Gains on sale of loans                     25,472       36,388
  Gains (losses) on sale of investments     (30,368)       5,500
  Other                                      11,863       10,728
                                            _______      _______
     Total noninterest income               285,306      262,553

Noninterest expense:
  Compensation and benefits                 545,004      527,724
  Occupancy and equipment                   167,066      146,714
  Amortization                               53,492       55,588
  Data processing                            34,296       33,429
  Other                                     302,786      290,185
                                          _________    _________
     Total noninterest expense            1,102,644    1,053,640

     Earnings before income taxes           347,344      334,943

Income tax expense
                                            109,079      115,440

     Net earnings                          $238,265     $219,503

Earnings per share:
                          Basic         $      0.17  $      0.15
                          Diluted       $      0.16  $      0.15

Dividends per share                     $    0.0625  $    0.0625

See accompanying notes to condensed consolidated financial statements.



                     MNB BANCSHARES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                  For the Six Months
                                                    Ended June 30,
                                                 2000           1999

Net cash provided by operating activities   $    1,919,875    $  1,222,675

INVESTING ACTIVITIES
  Net increase in loans                         (6,252,114)     (5,030,905)
  Maturities and prepayments of
  investments held to maturity                     387,416         134,654
  Maturities and prepayments of
  investments available for sale                 7,498,412       8,782,480
  Proceeds from sale of investments
  available for sale                             2,280,547       5,049,734
  Proceeds from sale of investments held
  to maturity                                            -         102,317
  Purchase of investments available for sale   (11,468,211)    (11,747,633)
  Proceeds from sale of foreclosed assets           27,190          50,000
  Improvements of real estate owned                 (8,659)              -
  Purchases of premises and equipment, net        (148,080)       (100,529)
                                                __________     ____________
     Net cash used in investing activities      (7,683,499)     (2,759,882)

FINANCING ACTIVITIES
  Net increase (decrease) in deposits            2,014,035      (6,961,971)
  Federal Home Loan Bank borrowings
  (repayment), net                               2,606,430       8,491,430
  Purchase of treasury stock                       (45,448)              -
  Issuance of common stock under stock option
  plan                                               3,142          62,882
  Payment of dividends                            (180,833)       (171,164)
  Proceeds (repayments) on note payable            105,000        (650,000)
                                                 _________       _________
     Net cash used in financing activities       4,502,326         771,177
                                                 _________       _________
  Net decrease in cash                          (1,261,298)       (766,030)
  Cash and cash equivalents at beginning
  of period                                      4,315,013       3,875,529
                                                 _________       _________
  Cash and cash equivalents at end of period  $  3,053,715    $  3,109,499

Supplemental disclosure of cash flow
information:
   Cash paid during period for interest       $  2,733,000    $  2,427,000
   Cash paid during period for taxes          $    167,000    $     42,000

Supplemental schedule of noncash investing
activities:
   Transfer of loans to real estate owned     $    199,000   $      50,000
                                              ============   =============

See accompanying notes to condensed consolidated financial statements.


                    MNB BANCSHARES, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements

1.   Interim Financial Statements

     The condensed consolidated financial statements of MNB Bancshares, Inc. (the "Company") and subsidiaries have been prepared in accordance with the instructions to Form 10-Q. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Form 10-K for the year ended December 31, 1999, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The December 31, 1999 condensed consolidated balance sheet has been derived from the audited balance sheet as of that date. The results of the interim periods ended June 30, 2000 are not necessarily indicative of the results expected for the year ending December 31, 2000.

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

      The shares used in the calculation of basic and diluted income per share, which have been restated for the annual 5% stock dividends are shown below:

                                 For the three months    For the six months
                                     ended June 30,        ended June 30,
                                 2000        1999        2000        1999
                                 ----        ----        ----        ----
       Weighted average common
        shares outstanding    1,444,021   1,442,035   1,446,383   1,440,195
      Stock options              32,151      42,996      32,422      44,921
                              _________   _________   _________   _________
      Total                   1,476,172   1,485,031   1,478,805   1,485,116

3.    Comprehensive Income

      The Company's only component of other comprehensive income is the unrealized holding gains and losses on available for sale securities.

                                       For the three months  For the six months
                                           ended June 30,      ended June 30,
                                       2000        1999      2000      1999
                                       ____        ____      ____      ____
       Net earnings                  $ 238,265     219,503   458,976   413,963
       Unrealized holding losses       109,856    (406,692)  (37,182) (592,217)
       Less - reclassification
        adjustment for gain (loss)
        included in net earnings       (30,368)      5,500   (30,368)    7,147
                                       _______     _______    ______   _______
          Net unrealized losses on
            securities                 140,224    (412,192)   (6,814) (599,362)
       Income tax expense (benefit)     41,745    (156,633)   (2,589) (227,758)
                                     _________     _______   _______   _______
       Total comprehensive income    $ 336,744      36,056   454,751    42,357


                     MNB BANCSHARES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      General. MNB Bancshares, Inc. is a bank holding company incorporated under the laws of the State of Delaware and is engaged in the banking business through its wholly-owned subsidiary, Security National Bank. The home office for the Bank is Manhattan, Kansas, with branches operating in Auburn, Manhattan, Osage City, and Topeka, Kansas. On January 6, 2000, we opened an in-store supermarket branch in Manhattan, Kansas. We also completed the purchase of the Wamego and Osage City, Kansas branches of Commercial Federal Bank on July 21, 2000, comprised of total deposits of $14 million and total loans of $1 million. Our results of operations depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. Our operations are also affected by non-interest income, such as service charges, loan fees and gains and losses from the sale of newly originated loans. Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, federal deposit insurance costs, data processing expenses and provision for loan losses.

      Net earnings for the first six months of 2000 increased $45,000, or 11%, to $459,000 as compared to the first six months of 1999. Net interest income increased $155,000, or 7%, from $2.2 million, to $2.4 million. This improvement in net earnings and net interest income was generally attributable to growth in the commercial, commercial real estate and retail loan portfolios resulting in an increase of approximately $13 million in net loans outstanding from June 30, 1999. Noninterest income increased $13,000, or 3%, from $517,000 to $530,000, as new fee and service charge initiatives overcame a $49,000 decrease in gains on sale of loans and a $30,000 loss on sale of investments. Noninterest expense increased $89,000 or 4%, relating primarily to the opening during January 2000 of our first supermarket branch in west Manhattan.

      Net earnings for the second quarter of 2000 increased 9% to $238,000 in comparison to the same period in 1999. Net interest income increased from $1.1 million to $1.2 million, or 5%, during this period. Noninterest income increased 9% to $285,000 compared to $263,000 as a result of increased fees and service charges which were partially offset by gains on sale of loans declining and a loss on sale of investments. Noninterest expense increased $49,000, or 5%.

      Interest Income. Interest income increased $568,000, or 12%, to $5.2 million from $4.6 million in the first six months of 2000. This increase was primarily related to the strong growth in the loan portfolio, along with increased yields on our investment portfolio. Average loans for the first six months of 2000 were $89.4 million, compared to average loans of $76.2 million for the first six months of 1999.

      Interest income for the second quarter of 2000 increased by $325,000, or 14% compared to the same period of 1999. Average loans for the second quarter of 2000 were $90.2 million, compared to average loans of $78.0 million for the second quarter of 1999.

      Interest Expense. As compared to the same period a year earlier, interest expense during the first six months of 2000 increased by $413,000, or 17.0%. Interest expense on deposits increased $158,000, or 7% while interest expense on borrowings, consisting of advances from the Federal Home Loan Bank of Topeka and funds borrowed for acquisitions, increased $255,000, or 100% during this time period. Interest expense increased as a result of an increase in interest rates and additional borrowings from the Federal Home Loan Bank, offset partially by principal repayments on our note payable.

      Interest expense for the second quarter of 2000 increased 22% to $1.5 million from $1.2 million in 1999. Deposit interest expense increased $115,000, or 11%, to $1.2 million. These increases were the result of the increase in interest rates and additional Federal Home Loan Bank borrowings, offset partially by principal repayments on our note payable.

      Provision for Loan Losses. The provision for loan losses for the first six months of 2000 was $35,000, compared to no provision during the first six months of 1999. While the loan portfolio quality remains strong, management's review of the portfolio coupled with the increase in loans experienced during 1999 and 2000 prompted an increased provision. At June 30, 2000, the allowance for loan losses was $1.3 million, or 1.4% of gross loans outstanding, compared to $1.3 million, or 1.6% of gross loans outstanding, at June 30, 1999. The allowance for loan losses was $1.2 million at December 31, 1999, or 1.4% of gross loans outstanding.

      Noninterest Income. Noninterest income increased $13,000, or 3%, for the first six months of 2000 to $530,000 compared to the same period in 1999. Fees and service charges increased from $392,000 to $492,000, of which approximately $83,000 was attributable to an increase in overdraft fee income. Partially offsetting this increase was a decline of 55% in gains on sale of loans from $89,000 to $40,000 resulting from the increase in home mortgage rates and a $30,000 loss on sale of investments as we restructured our investment portfolio to obtain higher yielding investments with a projected break even point within fiscal 2000.

      Noninterest income for the second quarter of 2000 increased 9% to $285,000, compared to $263,000 for the second quarter of 1999. Contributing to this increase was an increase in fee and service charge income of $68,000, offset by a decline in gains on sale of loans of $11,000, and the $30,000 loss of sale of investments.

      Noninterest Expense. Noninterest expense increased $89,000, or 4%, to $2.2 million for the first six months of 2000 over the same period in 1999, resulting from increased expenses for compensation and benefits, advertising, and occupancy and equipment. These increased expense categories, related primarily to opening and operating expenses of the new Dillons supermarket branch which opened in January 2000, were partially offset by reductions in professional fees and federal deposit insurance premiums. Noninterest expense for the second quarter of 2000 increased $49,000, or 5% as compared to the same period in 1999, with the results generally mirroring those of the six month periods.

      Asset Quality and Distribution. Total assets increased to $149 million at June 30, 2000 compared to $143 million at December 31, 1999. The primary ongoing sources of funds are deposits, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition, and the restructuring of the financial services industry.

      The primary investing activities are the origination of mortgage, consumer, and commercial loans and the purchase of investment and mortgage backed securities. Generally, long term fixed rate residential mortgage loans are originated for immediate sale and we do not warehouse loans to speculate on interest rates.

      Management believes that the quality of the loan portfolio continues to be strong as evidenced by the small number and amount of loans past due one month or more. As of June 30, 2000, twenty-four real estate loans were more than one month past due with a total balance of $2.3 million, which was 2.5% of total loans outstanding. Three of these loans, totaling $262,000, were on non-accrual status as of June 30, 2000. With the exception of guaranteed student loans, fifteen consumer loans totaling $105,000, or 0.1%, were over one month past due as of June 30, 2000 and three of these loans with a combined balance of $26,000 were on non-accrual. Additionally, eleven commercial loans totaling $300,000, or 0.3%, were past due. One of these commercial loans totaling $51,000 was on non-accrual status.

      During the six months ended June 30, 2000, investment securities available for sale were purchased in the amount of $11.5 million. These activities were funded primarily by maturities of investment securities of $7.9 million, along with deposit growth and proceeds from the sale of investments available for sale of $2.3 million.

      Liability Distribution. At June 30, 2000, total deposits had a net increase of $2.0 million from December 31, 1999, while borrowings increased $2.6 million. The change in the liability mix was primarily related to daily fluctuations experienced on the deposit balances maintained by our public funds providers.

      Noninterest bearing demand accounts at the end of the second quarter of 2000 totaled $9.9 million, or 9% of deposits, compared to approximately 9%, or $10.1 million at December 31, 1999. Certificates of deposit increased to $56.2 million at June 30, 2000 from $55.1 million, or 2%. Money market and NOW accounts increased 2% from December 31, 1999 to $37.8 million from $37.1 million, and were 33% of total deposits, while savings accounts increased from $10.0 million to $10.5 million. The increase in money market and NOW accounts primarily resulted from the fluctuating balances of the public funds providers accounts.

      Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available for sale. The level of these assets are dependent on the operating, financing, lending and investing activities during any given period. At June 30, 2000, and December 31, 1999 respectively, these liquid assets totaled $48.1 million and $47.7 million. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we increase our liquid assets by investing in short-term U. S. Government and agency securities.

     Liquidity management is both a daily and long-term function of the management strategy. Excess funds are generally invested in short-term investments. In the event funds are required beyond the ability to generate them internally, additional funds are generally available through the use of Federal Home Loan Bank advances, a line of credit with the Federal Home Loan Bank or through sales of securities. At June 30, 2000, we had outstanding Federal Home Loan Bank advances of $17.2 million and had $1.0 million outstanding on our $17.5 million line of credit. Additionally, we have guaranteed a loan made to our Employee Stock Ownership Plan with an outstanding balance of $166,511 at June 30, 2000, to fund the plan's purchase of shares in our common stock offering in 1993. Total borrowings were $19.4 million at June 30, 2000, compared to $16.7 million at December 31, 1999.

      Capital. The Federal Reserve Board has established capital requirements for bank holding companies which generally parallel the capital requirements for national banks under the Office of the Comptroller of the Currency regulations. The regulations provide that such standards will generally be applied on a bank-only (rather than a consolidated) basis in the case of a bank holding company with less than $150 million in total consolidated assets, which includes our organization. It is anticipated that we will have in excess of $150 million of total assets at the end of the third quarter of 2000. Our total capital of $13.5 million is well in excess of the Federal Reserve Board's consolidated minimum capital requirements.

      At June 30, 2000, Security National Bank continued to maintain a sound Tier 1 capital ratio of 8.57% and a risk based capital ratio of 14.78%. As shown by the following table, Security National Bank's capital exceeded the minimum capital requirements (dollars in thousands):


                            June 30, 2000
                     Amount    Percent    Required

Tier 1 Capital       $12,769     8.57%    4.00%
Risk Based Capital    13,950    14.78%    8.00%

      Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements. The above ratios are well in excess of regulatory minimums and should allow the Company to operate without capital adequacy concerns. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a bank rating system based on the capital levels of banks. Security National Bank is rated "well capitalized", which is the highest rating available under this capital-based rating system.

      Recent Accounting Developments. The Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement, as amended by SFAS No. 137, is effective for all fiscal quarters beginning after June 15, 2000. We believe adoption of SFAS Nos. 133 and 137 will not have a material effect on our financial position or results of operations, nor will adoption require additional capital resources.

      Recent Regulatory Developments. The Gramm-Leach-Bliley Act, which was enacted in November 1999, allows eligible bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the act, an eligible bank holding company that elects to become a financial holding company may engage in any activity that the Board of Governors of the Federal Reserve System, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any financial activity, or complementary to any financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. National banks are also authorized by the act to engage, through "financial subsidiaries," in certain activity that is permissible for financial holding companies (as described above) and certain activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any financial activity.

     Various bank regulatory agencies have begun issuing regulations as mandated by the act. During June 2000, all of the federal bank regulatory agencies jointly issued regulations implementing the privacy provisions of
the act.   In addition, the Federal Reserve issued interim regulations establishing procedures for bank holding companies to elect to become financial holding companies and listing the financial activities permissible for financial holding companies, as well as describing the extent to which financial holding companies may engage in securities and merchant banking activities. The Office of the Comptroller of the Currency issued a regulation regarding the parameters under which national banks may establish and maintain financial subsidiaries. At this time, it is not possible to predict the impact the Act and its implementing regulations may have on us. As of the date of this filing, we have not applied for or received approval to operate as a financial holding company. In addition, Security National Bank has not applied for or received approval to establish any financial subsidiaries.

      Year 2000 Compliance. The Year 2000 posed a unique set of challenges to companies reliant on information technology. We utilize and are dependent upon data processing systems and software to conduct our business. In 1997, we established a Year 2000 committee and initiated a review and assessment of all hardware and software issues related to the Year 2000 and the potential for those issues to adversely affect our operations.

      As a result of our efforts, we have not experienced any business interruptions or encountered any credit or deposit customers who have experienced adverse consequences resulting from the Year 2000. Among the benefits derived from the time, effort and costs related to Year 2000 was a complete review and update of our disaster recovery and contingency plans.
As a result, we are now better prepared to deal with technical or natural disasters which could threaten our operations. We will continue to remain aware of dates during 2000 which are considered critical, such as 10/10/2000, and will address issues in connection with the contingency plan should the need arise.


          MNB BANCSHARES, INC. AND SUBSIDIARIES
          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


      Our assets and liabilities are principally financial in nature and the resulting net interest income thereon is subject to changes in market interest rates and the mix of various assets and liabilities. Interest rates in the financial markets affect our decision on pricing its assets and liabilities which impacts net interest income, a significant cash flow source for us. As a result, a substantial portion of our risk management activities relates to managing interest rate risk.

      Our Asset/Liability Management Committee monitors the interest rate sensitivity of our balance sheet using earnings simulation models and interest sensitivity GAP analysis. We have set policy limits of interest rate risk to be assumed in the normal course of business and monitors such limits through its simulation process.

      We have been successful in meeting the interest rate sensitivity objectives set forth in its policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at June 30, 2000 and forecasting volumes for the twelve-month projection. This position is then subjected to a shift in interest rates of 200 basis points rising and 200 basis points falling with an impact to our net interest income on a one year horizon as follows:


        Scenario         $ change in net          % of net int. income
                         interest income

 200 basis point rising        ($424,000)               (8.21%)
 200 basis point falling         510,000                 9.88%

      We believe that no significant changes in our interest rate sensitivity position have occurred since June 30, 2000 with the exception of our July 21, 2000 acquisition of the Commercial Federal Bank branches in Wamego and Osage City, Kansas, comprising total deposits of $14 million and total loans of $1 million. We anticipate our interest rate sensitivity will be reduced as a result of paying off $13 million in variable rate borrowings from the Federal Home Loan Bank. We also believes we are appropriately positioned for future interest rate movements, although we may experience some fluctuations in net interest income due to short term timing differences between the repricing of assets and liabilities.


Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995. This quarterly report contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations are generally identifiable by use of the words "believe," "expect," "intend," "anticipate, "estimate," "project" or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiary include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area, our implementation of new technologies, our ability to develop and maintain secure and reliable electronic systems and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning us and our business, including additional factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission.


                      MNB BANCSHARES, INC. AND SUBSIDIARIES
                                    PART II


ITEM 1.    LEGAL PROCEEDINGS.

           There are no material pending legal proceedings to which MNB Bancshares, Inc. or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.


ITEM 2.    CHANGES IN SECURITIES.

           None


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

           None


ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

           On May 17, 2000, the annual meeting of MNB Bancshares, Inc. stockholders was held. At the meeting, Susan E. Roepke and Donald
           J. Wissman were elected to serve as Class II directors with terms expiring in 2001. Continuing as Class I directors (term expires in 2002) are Patrick L. Alexander, Joseph L. Downey and Jerry R. Pettle and continuing as Class III directors (term expires in 2001) are Brent A. Bowman, Charles D. Green and Vernon C. Larson. The stockholders also ratified the appointment of KPMG LLP as MNB Bancshares, Inc.'s independent public accountants for the year ending December 31, 2000.

           There were 1,444,021 issued and outstanding shares of Common Stock at the time of the annual meeting. The voting on each item at the annual meeting was as follows:


                                Withheld/                     Broker
                      For        Against        Abstain      Non-Votes
                  -------------------------------------------------------
Susan E. Roepke     1,020,616        150,983             -             -
Donald J. Wissman   1,022,009        149,590             -             -
KPMG LLP            1,055,125         97,756        18,718             -


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

                               MNB BANCSHARES, INC.



Date:  August 9, 2000          __________________________________
                               /s/Patrick L. Alexander
                               President and Chief Executive Officer



Date:  August 9, 2000          __________________________________
                               /s/Mark A. Herpich
                               Vice President, Secretary, Treasurer
                                 and Chief Financial Officer