Form 10-Q
period 2000-09-30
MNB BANCSHARES INC
filed 2000-11-13
CIK 891284

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 2000

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



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: As of November 13, 2000, the Registrant had outstanding 1,516,115 shares of its common stock, $.01 par value per share.



                         MNB BANCSHARES, INC.
                      Form 10-Q Quarterly Report

                           Table of Contents



                                PART I

                                                             Page Number

Item 1.    Financial Statements and Related Notes                2 - 6
Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations, including
             Quantitative and Qualitative Disclosures about
             Market Risk                                         7 - 13


                                PART II

Item 1.    Legal Proceedings                                         14
Item 2.    Changes in Securities                                     14
Item 3.    Defaults Upon Senior Securities                           14
Item 4.    Submission of Matters to a Vote of
             Security Holders                                        14
Item 5.    Other Information                                         14
Item 6.    Exhibits and Reports on Form 8-K                          14


Form 10-Q Signature Page                                             15




                 MNB BANCSHARES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 September 30,  December 31,
                                                    2000           1999
ASSETS                                                  (Unaudited)

  Cash and cash equivalents                       $3,421,431   $4,315,013

Investments:
  Held-to-maturity at amortized cost               1,204,892    1,603,268
  (estimated fair value of $1,205,000
    and $1,602,000 respectively)
  Available-for-sale at estimated fair value      43,219,526   43,402,200
Loans, net                                        94,472,542   87,720,201
Premises and equipment, net                        2,287,791    2,288,028
Other assets                                       4,943,496    3,933,590
                                                  __________   __________
     Total assets                               $149,549,678 $143,262,300
                                                ============ ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                      $127,770,127 $112,336,329
  Other borrowings                                 6,591,935   16,698,857
  Accrued expenses, taxes and other liabilities    1,182,924      936,730
                                                 ___________  ___________
     Total liabilities                           135,544,986  129,971,916
                                                 ___________  ___________
Stockholders' equity:
  Common stock, $.01 par, 3,000,000 shares
    authorized, 1,516,115 and 1,449,303
    shares issued and outstanding at
    2000 and 1999, respectively                       15,161       14,493
  Additional paid in capital                       9,041,019    9,011,899
  Retained earnings                                5,243,615    4,821,937
  Accumulated other comprehensive income (loss)     (133,180)    (384,098)
  Unearned employee benefits                        (161,923)    (173,847)
                                                  ___________  __________
     Total stockholders' equity                   14,004,692   13,290,384
                                                  ___________  __________

     Total liabilities and stockholders' equity $149,549,678 $143,262,300
                                                ============ ============


See accompanying notes to condensed consolidated financial statements.


                 MNB BANCSHARES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                              (Unaudited)

                                         For the Nine Months
                                         Ended September 30,
                                           2000        1999
Interest income:
  Loans                                 $ 6,044,794 $ 5,000,638
  Investments                             1,951,121   2,034,282
  Other                                      57,898      11,484
                                        ___________ ___________
     Total interest income                8,053,813   7,046,404

Interest expense:
  Deposits                                3,796,702   3,226,210
  Borrowed funds                            658,104     446,814
                                          _________   _________
     Total interest expense               4,454,806   3,672,296

     Net interest income                  3,599,007   3,374,108

Provision for loan losses                    65,000           -
                                        ___________   _________

     Net interest income after
     provision for loan losses            3,534,007   3,374,108

Noninterest income:
  Fees and service charges                  805,427     598,222
  Gains  on sale of loans                    64,502     119,568
  Gains (losses) on sale of investments     (30,368)      7,147
  Other                                      39,351      38,753
                                            _______     _______
     Total noninterest income               878,912     763,690

Noninterest expense:
  Compensation and benefits               1,666,391   1,577,737
  Occupancy and equipment                   503,848     442,806
  Amortization                              171,314     170,525
  Data processing                           101,606      98,950
  Other                                     846,785     842,225
                                          _________   _________
     Total noninterest expense            3,289,944   3,132,243

     Earnings before income taxes         1,122,975   1,005,555

Income tax expense                          352,723     341,357
                                          _________   _________

     Net earnings                        $  770,252  $  664,198
                                          =========   =========
Earnings per share:
                          Basic          $     0.51  $     0.44
                          Diluted        $     0.50  $     0.43

Dividends per share                     $    0.1875 $    0.1875

See accompanying notes to condensed consolidated financial statements.

                 MNB BANCSHARES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                              (Unaudited)

                                         For the Three Months
                                         Ended September 30,
                                           2000        1999
Interest income:
  Loans                                  $2,151,581   $1,745,504
  Investments                               663,140      672,046
  Other                                      42,662          333
                                         __________   __________
     Total interest income                2,857,383    2,417,883

Interest expense:
  Deposits                                1,470,360    1,056,646
  Borrowed funds                            147,614      191,580
                                         __________    _________
     Total interest expense               1,617,974    1,248,226

     Net interest income                  1,239,409    1,169,657

Provision for loan losses                    30,000            -
                                         __________    _________

     Net interest income after
     provision for loan losses            1,209,409    1,169,657

Noninterest income:
  Fees and service charges                  313,282      206,847
  Gains on sale of loans                     24,712       30,377
  Other                                      10,470        9,526
                                          _________    _________
     Total noninterest income               348,464      246,750

Noninterest expense:
  Compensation and benefits                 565,489      535,494
  Occupancy and equipment                   175,063      148,729
  Amortization                               62,234       55,588
  Data processing                            32,249       31,725
  Other                                     272,182      267,221
                                          _________    _________
     Total noninterest expense            1,107,217    1,038,757

     Earnings before income taxes           450,656      377,650

Income tax expense                          139,380      127,415
                                          _________    _________

     Net earnings                        $  311,276   $  250,235
                                          =========    =========
Earnings per share:
                          Basic         $      0.21  $      0.16
                          Diluted       $      0.20  $      0.16

Dividends per share                     $    0.0625  $    0.0625

See accompanying notes to condensed consolidated financial statements.


                 MNB BANCSHAES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                 For the Nine Months
                                                 Ended September 30,
                                                 2000           1999

Net cash provided by operating activities   $    1,747,950  $   1,948,311

INVESTING ACTIVITIES
  Net increase in loans                        (7,010,754)     (8,225,514)
  Maturities and prepayments of
    investments held to maturity                   398,225        274,654
  Maturities and prepayments of
    investments available for sale              10,632,823     11,012,480
  Proceeds from sale of investments
    available for sale                           2,280,547      5,049,734
  Proceeds from sale of investments held
    to maturity                                          -        102,317
  Purchase of investments available for sale   (12,394,560)   (14,182,740)
  Net cash received from branch acquisitions    13,063,585              -
  Proceeds from sale of foreclosed assets           29,636         50,000
  Improvements of real estate owned                 (8,659)             -
  Purchases of premises and equipment, net        (228,780)      (161,699)
                                                __________     ___________
     Net cash provided by (used in)
       investing activities                      6,762,063     (6,080,768)

FINANCING ACTIVITIES
  Net increase (decrease) in deposits            1,010,189     (3,023,305)
  Federal Home Loan Bank borrowings
    (repayment), net                          (10,164,998)      8,835,010
  Proceeds (repayments) on note payable, net       70,000        (650,000)
  Purchase of treasury stock                      (45,448)              -
  Issuance of common stock under stock option plan  3,142          62,882
  Payment of dividends                           (276,480)       (262,962)
                                              ___________       _________
    Net cash provided by (used in)
      financing activities                     (9,403,595)      4,961,616
                                              ___________       _________
  Net decrease in cash and cash equivalents    (1,261,298)        829,159
  Cash and cash equivalents at beginning
    of period                                   4,315,013       3,875,529
                                              ___________       _________
  Cash and cash equivalents at end of
    period                                  $   3,421,431    $  4,704,688
                                            =============    ============

Supplemental disclosure of cash flow
information:
   Cash paid during period for interest     $   4,361,000  $    3,647,000
   Cash paid during period for taxes        $     276,000  $      158,000

Supplemental schedule of noncash investing
  activities:
   Transfer of loans to real estate owned   $     193,000  $      105,000



See accompanying notes to condensed consolidated financial statements.



                 MNB BANCSHARES, INC. AND SUBSIDIARIES
         Notes to Condensed Consolidated Financial Statements

1.   Interim Financial Statements

     The condensed consolidated financial statements of MNB Bancshares, Inc. (the 'Company') and subsidiaries have been prepared in accordance with the instructions to Form 10-Q. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in or consistent with the audited financial statements incorporated by reference in the Company's Form 10-K for the year ended December 31, 1999, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The December 31, 1999 condensed consolidated balance sheet has been derived from the audited balance sheet as of that date. The results of the interim periods ended September 30, 2000 are not necessarily indicative of the results expected for the year ending December 31, 2000.

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

      The shares used in the calculation of basic and diluted income per share, which have been restated for the annual 5% stock dividends are shown below:



                                For the three months      For the nine months
                                 ended September 30,       ended September 30,
                                 2000      1999            2000      1999
      Weighted average
      common shares outstanding  1,516,115 1,521,397       1,517,690 1,515,358
      Stock options                 30,930    39,830          31,936    45,401
                                 _________ _________       _________ _________

      Total                      1,547,045 1,561,227       1,549,626 1,560,759

3.    Comprehensive Income

      The Company's  only  component of other  comprehensive  income is
the  unrealized   holding  gains  and  losses  on  available  for  sale
investments.

                                       For the three          For the nine
                                        months ended          months ended
                                       September 30,          September 30,
                                       2000      1999        2000      1999
  Net earnings                       $ 311,276  250,235      770,252  664,198
  Unrealized holding gains (losses)    397,891 (188,363)     374,337 (780,580)
   Less - reclassification
     adjustment for gains(losses)
     included in net earnings                -        -      (30,368)   7,147
                                        ______ ________      _______  _______

       Net unrealized gains
        (losses) on investments        397,891 (188,363)     404,705 (787,727)
  Income tax expense (benefit)         156,376  (71,578)     153,787 (299,336)
                                       _______  _______      _______ ________
  Total comprehensive income         $ 552,791 $133,450   $1,021,170 $175,807


                 MNB BANCSHARES, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      General. MNB Bancshares, Inc. is a bank holding company incorporated under the laws of the State of Delaware and is engaged in the banking business through its wholly-owned subsidiary, Security National Bank. The home office for the Bank is Manhattan, Kansas, with additional branch locations in Auburn, Manhattan, Osage City, Topeka and Wamego, Kansas. On January 6, 2000, we opened an in-store supermarket branch in Manhattan. We also completed the purchase of the Wamego and Osage City branches of Commercial Federal Bank on July 21, 2000, which had total deposits of $14 million and total loans of $1 million. The acquisition and related costs of the acquisition resulted in a premium of approximately $787,000, which is being amortized over 15 (straight-line) years. Our results of operations depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. Our operations are also affected by non-interest income, such as service charges, loan fees and gains and losses from the sale of newly originated loans and investments. Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, federal deposit insurance costs, data processing expenses and provision for loan losses.

      Net earnings for the first nine months of 2000 increased $106,000, or 16%, to $770,000 as compared to the first nine months of 1999. Net interest income increased $225,000, or 7%, from $3.4 million, to $3.6 million. This improvement in net earnings and net interest income was generally attributable to growth in the commercial, commercial real estate and retail loan portfolios resulting in an increase of approximately $11.5 million in net loans outstanding from September 30, 1999. Noninterest income increased $115,000, or 15%, from $764,000 to $879,000, as new fee and service charge initiatives overcame a $55,000 decrease in gains on sale of loans and a $30,000 loss on sale of investments. Noninterest expense increased $158,000 or 5%, relating primarily to the opening during January 2000 of our first supermarket branch in west Manhattan and the Wamego and Osage City branch acquisitions during July 2000.

      Net earnings for the third quarter of 2000 increased 24% to $311,000 in comparison to the same period in 1999. Net interest income increased $70,000, or 6%, to $1.2 million during this period. Noninterest income increased 41% to $348,000 compared to $247,000 as a result of increased fees and service charges which were partially offset by gains on sale of loans declining and a loss on sale of investments. Noninterest expense increased $68,000, or 7%.

      Interest Income. Interest income increased $1.0 million, or 14%, to $8.1 million from $7.0 million in the first nine months of 2000. This increase was primarily related to the strong growth in the loan portfolio, along with increased yields on our investment portfolio. Average loans for the first nine months of 2000 were $91.2 million, compared to $78.1 million for the first nine months of 1999.

      Interest income for the third quarter of 2000 increased by $440,000, or 18% compared to the same period of 1999. Average loans for the third quarter of 2000 were $94.7 million, compared to $81.8 million for the third quarter of 1999.

      Interest Expense. As compared to the same period a year earlier, interest expense during the first nine months of 2000 increased by $783,000, or 21%. Interest expense on deposits increased $571,000, or 18% while interest expense on borrowings, consisting of advances from the Federal Home Loan Bank of Topeka and funds borrowed for acquisitions, increased $211,000, or 47% during this time period. This rise in interest expense resulted from an increase in deposits, an increase in interest rates and additional borrowings from the Federal Home Loan Bank, offset partially by principal repayments on our note payable. Most of the increase in deposits resulted from the July, 2000 branch acquisitions.

      Interest expense for the third quarter of 2000 increased 30% to $1.6 million from $1.2 million in 1999. Deposit interest expense increased $414,000, or 39%, to $1.5 million. These increases were also the result of an increase in deposits and an increase in interest rates, offset partially by principal repayments on our note payable and reductions in our Federal Home Loan Bank borrowings.

      Provision for Loan Losses. The provision for loan losses for the third quarter of 2000 was $30,000, bringing the total for the first nine months of 2000 to $65,000. No provision was made during the first nine months of 1999. While the loan portfolio quality remains strong, management's review of the portfolio, coupled with the increase in loans experienced during 1999 and 2000, prompted an increased provision. At September 30, 2000, the allowance for loan losses was $1.3 million, or 1.3% of gross loans outstanding, compared to $1.2 million at December 31, 1999, or 1.4% of gross loans outstanding.

      Noninterest Income. Noninterest income increased $115,000, or 15%, for the first nine months of 2000 to $879,000 compared to the same period in 1999. Fees and service charges increased from $598,000 to $805,000, of which approximately $191,000 was attributable to an increase in overdraft fee income. Partially offsetting this increase was a decline of 46% in gains on sale of loans from $120,000 to $65,000, as refinancings declined due to the increase in home mortgage rates over the past year. Also offsetting the increase was a $30,000 loss on sale of investments, as we restructured our investment portfolio to obtain higher yielding investments with a projected break even point in the fourth quarter of 2000.

      Noninterest income for the third quarter of 2000 increased 41% to $348,000, compared to $247,000 for the third quarter of 1999. Contributing to this increase was an increase in fee and service charge income of $106,000, offset by a decline in gains on sale of loans of $6,000.

      Noninterest Expense. Noninterest expense increased $158,000, or 5%, to $3.3 million for the first nine months of 2000 over the same period in 1999, resulting from increased expenses for compensation and benefits, advertising, and occupancy and equipment. These increased expense categories, related primarily to opening and operating expenses of our new Dillons supermarket branch which opened in January 2000, and our Wamego and Osage City branch acquisitions during July 2000, were partially offset by reductions in professional fees and federal deposit insurance premiums. Noninterest expense for the third quarter of 2000 increased $68,000, or 7% as compared to the same period in 1999, with the results generally mirroring those of the nine month periods.

      Asset Quality and Distribution. Total assets increased to $149.5 million at September 30, 2000 compared to $143.3 million at December 31, 1999. Our primary ongoing sources of funds are deposits, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition, and the restructuring of the financial services industry.

      Our primary investing activities are the origination of mortgage, consumer, and commercial loans and the purchase of investment and mortgage backed securities. Generally, long term fixed rate residential mortgage loans are originated for immediate sale and we do not warehouse loans to speculate on interest rates.

      Management believes that the quality of the loan portfolio continues to be strong as evidenced by the small number and amount of loans past due one month or more. As of September 30, 2000, nineteen real estate loans were more than one month past due with a total balance of $1.0 million, which was 1.1% of total loans outstanding. Five of these loans, totaling $335,000, were on non-accrual status as of September 30, 2000. With the exception of guaranteed student loans, twenty-one consumer loans totaling $123,000, or 0.1%, were over one month past due as of September 30, 2000 and three of these loans with a combined balance of $35,000 were on non-accrual. Additionally, one commercial loan totaling $50,000 was past due and also on non-accrual status.

      During the nine months ended September 30, 2000, investment securities available for sale were purchased in the amount of $12.4 million. This was funded primarily by maturities of investment securities of $10.6 million, along with deposit growth and proceeds from the sale of investments available for sale of $2.3 million.

      Liability Distribution. At September 30, 2000, total deposits had a net increase of $15.4 million from December 31, 1999, while borrowings decreased $10.1 million. The change in the liability mix was primarily related to the July 2000 branch acquisitions.

      Noninterest bearing demand accounts at the end of the third quarter of 2000 totaled $10.1 million, or 8% of deposits, compared to approximately 9%, or $10.1 million at December 31, 1999.
Certificates of deposit increased to $63.8 million at September 30, 2000 from $55.1 million, or 15.7%. Money market and NOW accounts increased 19% from December 31, 1999 to $44.0 million from $37.1 million, and were 34% of total deposits, while savings accounts decreased from $10.0 million to $9.9 million. The increase in money market and NOW accounts and certificates of deposit primarily resulted from the July 2000 branch acquisitions.

      Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available for sale. The level of these assets are dependent on the operating, financing, lending and investing activities during any given period. At September 30, 2000, and December 31, 1999 respectively, these liquid assets totaled $46.6 million and $47.7 million. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we increase our liquid assets by investing in short-term U. S. Government and agency securities.

       Liquidity management is both a daily and long-term function of the management strategy. Excess funds are generally invested in short-term investments. In the event funds are required beyond the ability to generate them internally, additional funds are generally available through the use of Federal Home Loan Bank advances, a line of credit with the Federal Home Loan Bank or through sales of securities. At September 30, 2000, we had outstanding Federal Home Loan Bank advances of $4.0 million and had $1.5 million outstanding on our $27.5 million line of credit. Additionally, we have guaranteed a loan made to our Employee Stock Ownership Plan with an outstanding balance of $161,923 at September 30, 2000, to fund the plan's purchase of shares in our common stock offering in 1993.
Total borrowings were $6.6 million at September 30, 2000, compared to $16.7 million at December 31, 1999.

      Capital. The Federal Reserve Board has established capital requirements for bank holding companies which generally parallel the capital requirements for national banks under the Office of the Comptroller of the Currency regulations. The regulations provide that such standards will generally be applied on a bank-only (rather than a consolidated) basis in the case of a bank holding company with less than $150 million in total consolidated assets, which includes our organization. It is anticipated that we will have in excess of $150 million of total assets at the end of the fourth quarter of 2000. Our total capital of $14.0 million is well in excess of the Federal Reserve Board's consolidated minimum capital requirements.

      At September 30, 2000, Security National Bank continued to maintain a sound Tier 1 capital ratio of 8.18% and a risk based capital ratio of 13.96%. As shown by the following table, Security National Bank's capital exceeded the minimum capital requirements (dollars in thousands):


                           September 30, 2000
                       Amount   Percent  Required
Tier 1 Capital         $12,238     8.18%     4.00%
Risk Based (Total)
Capital                 13,442    13.96%     8.00%

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

      Recent   Accounting   Developments.   The  Financial   Accounting
Standards Board issued Statements of Financial Accounting Standards ('SFAS') No. 133, 'Accounting for Derivative Instruments and Hedging Activities,' in June 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement, as amended by SFAS No. 137, is effective for all fiscal quarters beginning after December 15, 2000. We believe adoption of SFAS Nos. 133 and 137 will not have a material effect on our financial position or results of operations, nor will adoption require additional capital resources.

      Recent Regulatory Developments. The Gramm-Leach-Bliley Act (the 'Act'), which was enacted in November, 1999, allows eligible bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Act, an eligible bank holding company that elects to become a financial holding company may engage in any activity that the Board of Governors of the Federal Reserve System (the 'Federal Reserve'), in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity, or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. National banks are also authorized by the Act to engage, through 'financial subsidiaries,' in certain activity that is permissible for financial holding companies (as described above) and certain activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity.

      Although various bank regulatory agencies have issued regulations as mandated by the Act, except for the jointly issued privacy regulations, the Act and its implementing regulations have had little impact on our daily operations or the daily operations of Security National Bank and, at this time, it is not possible to predict the impact the Act and its implementing regulations may have on us or Security National Bank. As of the date of this filing, we have not applied for or received approval to operate as a financial holding company. In addition, Security National Bank has not applied for or received approval to establish any financial subsidiaries. Less than 10% of all bank holding companies have elected to become financial holding companies.

      Quantitative and Qualitative Disclosures About Market Risk. Our assets and liabilities are principally financial in nature and the resulting net interest income thereon is subject to changes in market interest rates and the mix of various assets and liabilities.
Interest rates in the financial markets affect our decision on pricing our assets and liabilities which impacts net interest income, a significant cash flow source for us. As a result, a substantial portion of our risk management activities relates to managing interest rate risk.

      Our Asset/Liability Management Committee monitors the interest rate sensitivity of our balance sheet using earnings simulation models and interest sensitivity GAP analysis. We have set policy limits of interest rate risk to be assumed in the normal course of business and monitor such limits through our simulation process.

      We have been successful in meeting the interest rate sensitivity objectives set forth in our policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at September 30, 2000 and forecasting volumes for the twelve-month projection. This position is then subjected to a shift in interest rates of 200 basis points rising and 200 basis points falling with an impact to our net interest income on a one year horizon as follows:


        Scenario         $ change in net          % of net int. income
                         interest income
 200 basis point rising        ($347,000)                (6.88%)
 200 basis point falling         424,000                  8.40%

      We believe that no significant changes in our interest rate sensitivity position have occurred since September 30, 2000. We also believe we are appropriately positioned for future interest rate movements, although we may experience some fluctuations in net interest income due to short term timing differences between the repricing of assets and liabilities.

      Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995. This quarterly report contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations are generally identifiable by use of the words 'believe,' 'expect,' 'intend,' 'anticipate,' 'estimate,' 'project' or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.
Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiary include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area, our implementation of new technologies, our ability to develop and maintain secure and reliable electronic systems and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning us and our business, including additional factors that could materially affect our financial results, is included in our filings with the Securities and Exchange
Commission.


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

           None


ITEM 5.    OTHER INFORMATION.

           None


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           A.   Exhibits

                Exhibit 27.  Financial Data Schedule.

           B.   Reports on Form 8-K

                A report on Form 8-K was filed on October 25, 2000 to report under Item 5, the issuance of a press release announcing our earnings for the quarter ended
                September 30, 2000 and our declaration of a cash dividend to our stockholders.


                              SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               MNB BANCSHARES, INC.



Date:  November 13, 2000        __________________________________
                               /s/Patrick L. Alexander
                                  President and Chief Executive Officer



Date:  November 13, 2000        __________________________________
                               /s/Mark A. Herpich
                                  Vice President, Secretary, Treasurer
                                  and Chief Financial Officer