Form 10-K
period 2000-12-31
MNB BANCSHARES INC
filed 2001-03-20
CIK 891284

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 21549

                                   FORM 10-K

                       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)
                    For fiscal year ended December 31, 2000
                                      OR
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                        For transition period from to

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

      Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this form 10-K. [X]

      The aggregate market value of voting common stock of Registrant held by non-affiliates as of March 15, 2001 was $7,623,944.* At March 15, 2001, the total number of shares of common stock outstanding was 1,563,905.

Documents incorporated by Reference:

      Portions of the 2000 Annual Report to Stockholders for the fiscal year ended December 31, 2000, are incorporated by reference into Parts I and II hereof, to the extent indicated herein. Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2001, are incorporated by reference in Part III hereof, to the extent indicated herein.

* Based on the last reported price of actual transactions in Registrant's common stock on March 15, 2001, and reports of beneficial ownership prepared by all directors, executive officers and beneficial owners of more than 5% of the outstanding shares of common stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of common stock of Registrant.




                             MNB BANCSHARES, INC.

                         2000 Form 10-K Annual Report

                               Table of Contents

                                    PART I

ITEM 1.    BUSINESS......................................      1

ITEM 2.    PROPERTIES....................................     20

ITEM 3.    LEGAL PROCEEDINGS.............................     20

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
           HOLDERS.......................................     20

ITEM 5.    MARKET FOR THE COMPANY'S COMMON STOCK AND
           RELATED STOCKHOLDER MATTERS...................     20

ITEM 6.    SELECTED FINANCIAL DATA.......................     21

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS...........     21

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA....     21

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE...........     21

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT 21

ITEM 11.   EXECUTIVE COMPENSATION........................     22

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT................................     22

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS     23

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K...........................     23

SIGNATURES ..............................................     25


                                    PART I.

ITEM 1.....BUSINESS

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

      On April 1, 1995, the Company acquired all of the issued and outstanding stock of Auburn Security Bancshares, Inc. ("Auburn"), which had consolidated assets of approximately $20 million. Auburn was a one-bank holding company which owned 99% of the outstanding stock of Security State Bank, Auburn,
Kansas.  Subsequent  to  the  acquisition,  the  Company  acquired  all  of the remaining stock of Security State Bank. On December 31, 1995, the Company merged and consolidated Manhattan National Bank and Security State Bank into Security National Bank. In May, 1997, a de novo branch was opened in Topeka, Kansas. On December 31, 1997, the Company acquired Freedom Bancshares, Inc., Osage City, Kansas ("Freedom"), the holding company for Citizens State Bank, Osage City, Kansas ("Citizens"), with a branch in Beloit, Kansas. Consolidated assets acquired in this transaction were approximately $43 million. On June 5, 1998, the Company sold the Beloit, Kansas branch. On January 6, 2000, the Company opened an in-store supermarket branch in Manhattan, Kansas. On July 21, 2000, the Company completed the purchase of the Wamego and Osage City, Kansas branches of Commercial Federal Bank, which had total deposits of approximately $14 million and total loans approximating $1 million.

      As a bank holding company, the Company is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve").
The Company is also subject to various reporting requirements of the Securities and Exchange Commission (the "SEC").

      Pursuant to the Conversion, the Bank succeeded to all of the assets and liabilities of the Association. The Association was organized as a Kansas-chartered mutual building and loan association in 1885, and converted to a federally chartered mutual savings and loan association in 1938. The Bank is principally engaged in the business of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to originate consumer, commercial, multi-family, and one-to-four family residential mortgage loans in the Bank's principal lending areas, consisting primarily of Auburn, Manhattan, Topeka, Osage City and Wamego, Kansas and the surrounding communities in Riley, Pottawatomie, Shawnee and Osage Counties in Kansas. Since Conversion, the Bank has focused on originating greater numbers and amounts of consumer, commercial, and agricultural loans. Additionally, greater emphasis has been placed on diversification of the deposit mix through expansion of core deposit accounts such as checking, savings, and money market accounts. The Bank has also diversified its geographical markets with the acquisitions of Auburn, Osage City and Wamego and the establishment of the branch facility in Topeka. The Company continues to explore opportunities to expand its banking markets through mergers and acquisitions, as well as branching opportunities.

      The results of operations of the Bank are dependent primarily upon net interest income and, to a lesser extent, upon other income derived from loan servicing fees and customer deposit services. Additional expenses of the Bank include general and administrative expenses such as salaries, employee benefits, federal deposit insurance premiums, data processing, occupancy and related expenses.

      Certain deposits of the Manhattan, Wamego and Osage City branches of the Bank are insured by the Savings Association Insurance Fund (the "SAIF") of the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum amount allowable under applicable federal laws and regulations. Deposits of the remaining branches of the Bank are insured by the Bank Insurance Fund (the "BIF"). The Bank is regulated by the Office of the Comptroller of the Currency (the "OCC"), as the chartering authority for national banks, and the FDIC, as the administrator of the SAIF and the BIF. The Bank is also subject to regulation by the Federal Reserve with respect to reserves required to be maintained against deposits and certain other matters. The Bank is a member of the Federal Reserve Bank of Kansas City and the Federal Home Loan Bank (the "FHLB") of Topeka.

      The  Company's   executive  office  is  located  at  800  Poyntz  Avenue,
Manhattan, Kansas 66502.  Its telephone number is (785) 565-2000.

Market Area

      The Bank's home office is located at 800 Poyntz Avenue, Manhattan, Kansas, with branches located at 1741 N. Washington, Auburn, Kansas; 1000 Westloop, Manhattan, Kansas; 102 S 6th, Osage City, Kansas; 6100 SW 21st Street, Topeka, Kansas, and 530 Lincoln, Wamego, Kansas. Manhattan is
located in east central Kansas, approximately 45 miles west of Topeka. Manhattan is the county seat and largest city in Riley County. Over the past decade, Riley County has experienced household growth at an annual rate is slightly higher than the growth rates for Kansas in general. Auburn is located ten miles southwest of Topeka and in an area experiencing the growth and expansion of the metropolitan Topeka area. Topeka is the state capital. Osage City is approximately 30 miles south of Topeka and has a population of 2,700. Wamego is approximately 10 miles east of Manhattan with a population of 3,600.

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

      Other sources of employment in the Manhattan market area are derived from a variety of service, trade and manufacturing employers located in southern Riley County and western Pottawatomie County, including the Unified School District, the Kansas Farm Bureau and the McCall Pattern Company. Northern Riley County and eastern Pottawatomie County are primarily rural, agricultural areas. Other sources of employment in the Auburn, Osage City, and Topeka market areas are numerous manufacturing, distribution, and retail centers located in Shawnee County. These include Goodyear Tire & Rubber; Blue Cross/Blue Shield; Volume Shoe Corporation; and Washburn University. Others in the Topeka area include Frito-Lay, Inc.; Southwestern Bell Corporation; the Veteran's Administration; and Hill's Pet Food. Major employers in Osage City are Kan-Build, Inc., a firm which specializes in manufactured housing, and Mussatto Brothers, Inc., a wholesale beverage distributor.

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

Employees

      At December 31, 2000, the Bank had a total of 66 employees (62 full time equivalent employees). The Company has no direct employees. Employees are provided with a comprehensive benefits program, including basic and major medical insurance, life and disability insurance, sick leave, an employee stock ownership plan and a 401(k) profit sharing plan. Employees are not represented by any union or collective bargaining group and the Bank considers its employee relations to be good.

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

      The BHCA also generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies that have not received approval to operate as financial holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the Federal Reserve, this authority would permit the Company to engage in a variety of banking-related businesses, including the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. Eligible bank holding companies that elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance activities and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank or financial holding companies. As of the date of this filing, the Company has not applied for nor received approval to operate as a financial holding company.

      Federal law also prohibits any person or company from acquiring "control" of a bank or bank holding company without prior notice to the appropriate federal bank regulator. "Control" is defined in certain cases as the acquisition of 10% or more of the outstanding shares of a bank or bank holding company.

      Capital Requirements. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

      The Federal Reserve's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a risk-based requirement expressed as a percentage of total risk-weighted assets; and (ii) a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the company's allowance for loan and lease losses.

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

      As of December 31, 2000, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements, with a risk-based capital ratio of 13.2% and a leverage ratio of 7.9%.

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

      During the year ended December 31, 2000, BIF and SAIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2001, BIF and SAIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

      The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution:
(i) has engaged or is engaging in unsafe or unsound practices; (ii) is in an unsafe or unsound condition to continue operations; or (iii) has violated any applicable law, regulation, order or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Bank is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.

      FICO Assessments. Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both BIF members and SAIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. These FICO assessments  are in  addition  to  amounts  assessed  by the FDIC  for  deposit insurance. Between January 1, 2000, and the final maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. During the year ended December 31, 2000, the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits.

      Supervisory   Assessments.   All  national  banks  are  required  to  pay
supervisory assessments to the OCC to fund the operations of the OCC. The amount of the assessment is calculated using a formula which takes into account the bank's size and its supervisory condition (as determined by the composite rating assigned to the bank as a result of its most recent OCC examination). During the year ended December 31, 2000, the Bank paid supervisory assessments to the OCC totaling $48,000.

      Capital Requirements. The OCC has established the following minimum capital standards for national banks, such as the Bank: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the Federal Reserve's capital guidelines for bank holding companies (see "--The Company--Capital Requirements").

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

      During the year ended December 31, 2000, the Bank was not required by the OCC to increase its capital to an amount in excess of the minimum regulatory requirement. As of December 31, 2000, the Bank exceeded its minimum regulatory capital requirements with a leverage ratio of 8.5% and a risk-based capital ratio of 14.1%.

      Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution's asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks;
(ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and
(xi) ultimately, appointing a receiver for the institution. As of December 31, 2000, the Bank was well capitalized, as defined by OCC regulations.

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

      The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2000. Further, the Bank may not pay dividends in an amount which would reduce its capital below the amount required for the liquidation account established in connection with the Bank's conversion from the mutual to the stock form of ownership in 1993. As of December 31, 2000, approximately $311,000 was available to be paid as dividends to the Company by the Bank. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by the Bank if the OCC determines such payment would constitute an unsafe or unsound practice.

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

      Financial Subsidiaries. Eligible national banks are authorized to engage, through "financial subsidiaries," in certain activities that are permissible for financial holding companies (as described above) and certain activities that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity. As of the date of this filing, the Bank has not applied for nor received approval to establish any financial subsidiaries.

      Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $42.8 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $42.8 million, the reserve requirement is $1.284 million plus 10% of the aggregate amount of total transaction accounts in excess of $42.8 million. The first $5.5 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.


I. Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differentials

      The average balance sheets are incorporated by reference from the Company's 2000 Annual Report to Stockholders (attached as Exhibit 13.1). The following table describes the extent to which changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities affected the Bank's interest income and expense during the periods indicated. The table distinguishes between (i) changes attributable to rate (changes in rate multiplied by prior volume), (ii) changes attributable to volume (changes in volume multiplied by prior rate), and (iii) net change (the sum of the previous columns). The net changes attributable to the combined effect of volume and rate, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.


                           December 2000 vs 1999             December 1999 vs 1998
                            Increase/(Decrease)              Increase/(Decrease)
                              Attributable to                   Attributable to
                           ---------------------             ---------------------

                         Volume     Rate      Net      Volume     Rate       Net
                         ------     ----      ---      ------     ----       ---
                           (Dollars in thousands)       (Dollars in thousands)
Interest income:
  Investment securities   $(492)     $ 474    $  (18)   $(113)     $(144)    $(257)
  Loans                   1,044        307     1,351      (70)      (411)     (481)
                          _____      _____     _____     _____      _____     _____
    Total                   552        781     1,333     (183)      (555)     (738)
                          _____      _____     _____     _____      _____     _____

Interest expense:
  Deposits              $   374      $ 604    $  978   $ (296)     $(454)    $(750)
  Other borrowings           11         58        69      198        (53)      145
                          _____     _____     _____     _____      _____     _____
    Total                   385        662     1,047      (98)      (507)     (605)
                          _____     _____     _____     _____      _____     _____
Net interest income     $   167     $  119    $ 286    $ (85)      $ (48)    $(133)
                          =====     =====     =====     =====      =====     =====

II.  Investment Portfolio

Investments

Investment Securities. The following table sets forth the carrying value of the investment securities portfolio at the dates indicated.



                                                   At December 31,
                                               2000      1999     1998
                                               ----      ----     ----
                                                (Dollars in thousands)


Investment securities:
  U.S. government and agency obligations      $16,568    $18,622   $18,062
  Mortgage-backed securities                   15,500     16,088    21,121
  Municipal bonds                              13,537      8,861     8,690
  Bankers' acceptances                              -          -     1,140
  FHLB, Federal Reserve, and Bankers Bank of
    Kansas stock and certificates of deposit    2,044      1,434     1,638
                                               ------     ------    ------
        Total                               $  47,649   $ 45,005  $ 50,651
                                               ======     ======    ======


As of December 31, 2000, the carrying value, maturities and the weighted average yields of investment securities were as follows:


                                     After One     After Five
                                      Year          Years
                      One Year or    Through       Through Ten         Total
                      Less           Five Years    Years
                     -------------  -------------  -------------    ------------
                     Amount Yield   Amount Yield   Amount Yield     Amount Yield
                     ------ -----   ------ -----   ------ -----     ------ -----
                                      (Dollars in thousands)

U.S. government and
  agency securities   $ 2,553  6.24% $ 13,225  6.76%  $ 790 7.01% $ 16,568 6.66%

Mortgage-backed
 securities             4,586  6.31%    8,319  6.54%  2,595 6.75%   15,500 6.50%
Municipal bonds         2,979  4.51%    6,120  5.42%  4,438 4.80%   13,537 4.71%
FHLB, Federal Reserve,
 and Bankers Bank of
 Kansas stock and
 certificates of deposit  585  6.65%        -     -   1,459 7.25%    2,044 7.25%
                       ------          ------         -----         ------
  Total               $10,703  5.83% $ 27,664  6.43% $9,282 5.89% $ 47,649 6.16%
                      =======        ========        ======       ========

With the exception of U.S. government and federal agency obligations, there were no investment securities of any single issuer the book value of which exceeded 10% of consolidated stockholders' equity at December 31, 2000.

III.  Loan Portfolio
Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.


                                                 At December 31,
                                 2000                1999                 1998
                          -----------------     ----------------  ----------------
                                    Percent              Percent           Percent
                                      of                   of                of
                             Amount Total       Amount   Total    Amount   Total
                                       (Dollars in thousands)
Real estate loans:
   Residential
     one-to-four family (1)  $28,920   30.7%   $27,877     31.8% $25,814  34.4%
   Construction                5,420    5.8      3,807      4.3    3,569   4.7
   Multi-family                5,984    6.4      8,185      9.3    4,355   5.8
   Commercial real estate     20,647   22.0     19,643     22.4   17,549  23.4
                              ------   ----     ------     ----   ------  ----
      Total real estate loans 60,971   64.8     59,512     67.8   51,287  68.3
Consumer loans                 8,686    9.2      7,169      8.2    5,818   7.8
Commercial non-real estate    24,326   25.9     20,483     23.4   17,131  22.8
Student loans                  1,501    1.6      1,877      2.1    2,388   3.2
Less:
    Unearned fees, discounts
      and premiums                78    0.1         67      0.1       88   0.1
    Undisbursed loan funds        72    0.1          5      0.0      191   0.3
    Allowance for loan losses  1,277    1.4      1,249      1.4    1,292   1.7
                              ------  -----     ------    -----   ------ -----
      Total loans            $94,057  100.0%   $87,720    100.0% $75,053 100.0%
                              ======  =====     ======    =====   ====== =====

(1) Includes loans held for sale totaling $380,000, $751,000 and $756,000 at December 31, 2000, 1999 and 1998, respectively.



      The following table sets forth the contractual maturities of loans at December 31, 2000. The table does not include unscheduled prepayments.

                                       At December 31, 2000
                                  Up to   After 1   After 5
                                    1      to 5     years      Total
                                  year    years
                                 ------   -------   -------    -------

                                        (Dollars in thousands)

Real estate loans
    Residential 1-4 family      $ 3,421  $ 3,742   $ 21,757  $ 28,920
    Construction                  5,420        0          0     5,420
    Commercial                    2,809    4,094     19,728    26,631
Other loans                     $11,260  $19,827   $  3,426  $ 34,513
                                -------  -------   --------  --------
Total                           $22,910  $27,663   $ 44,911  $ 95,484
                                -------  -------   --------  --------
Less:
    Undisbursed loan funds                                         78
    Unearned discounts and
       deferred  loan fees                                         72
    Allowance for loan losses                                   1,277
                                                               ------
Loans, net                                                   $ 94,057
                                                               ======


      The following table sets forth, at December 31, 2000, the dollar amount of all loans due after December 31, 2001 and whether such loans had fixed interest rates or adjustable interest rates:



                             Fixed     Adjustable    Total
                                (Dollars in thousands)

  Real estate loans
     Residential 1-4 family  $ 10,443    $ 15,056    $ 25,499
     Commercial real            6,598      17,224      23,822

  Other loans                  14,355       8,898      23,253
                               ------      ------      ------

      Total                  $ 31,396    $ 41,178    $ 72,574
                             ========    ========    ========

Nonperforming Assets. The following table sets forth information with respect to nonperforming assets, including non-accrual loans and real estate acquired through foreclosure or by deed in lieu of foreclosure ("real estate owned"). Under the original terms of the Bank's non-accrual loans at December 31, 2000, interest earned on such loans during the year ended December 31, 2000 would not have been significantly different than reported.



                                          At December 31,
                           --------------------------------------------
                             2000    1999      1998     1997     1996
                             ----    ----      ----     ----     ----
                                      (Dollars in thousands)

Total non-accrual loans     $  406    $  466   $ 144    $ 172    $  140
Accruing loans over 90          26         -       -        -         -
  days past due
Real estate owned ("REO")      408        60       -      125        27
                              ----      ----    ----     ----      ----
Total nonperforming assets  $  840    $  526   $ 144    $ 297    $  167
                              ====      ====    ====     ====      ====
Nonperforming assets
  to total
  adjusted loans               0.9%      0.6%    0.2%     0.3%      0.3%
Nonperforming assets
  to total assets              0.5%      0.4%    0.1%     0.2%      0.2%
Allowance for loan losses
  to non-performing assets   152.0%    237.5%  897.2%   448.9%    490.9%



IV.   Summary of Loan Loss Experience

Allowance for Losses on Loans. The following table sets forth an analysis of the allowance for loan losses at the dates indicated.



                                           At December 31,
                                 -------------------------------------

                                    2000      1999     1998     1997      1996
                                    ----      ----     ----     ----      ----
                                        (Dollars in thousands)
Balance at beginning of year        $ 1,249   $ 1,292  $ 1,335   $ 820    $ 826
Provision for loan losses:
    Real estate loans                     -         -       17      18        4
    Non-real estate loans                85        15       73      42       11
                                      -----     -----    -----    ----     ----
Total provision for loan losses          85        15       90      60       15
                                      -----     -----    -----    ----     ----
Allowance for loans of acquired bank:
  Allowance for real estate
    loans of acquired bank                -         -        -      92        -
  Allowance for non-real estate loans
    of acquired bank                      -         -        -     369        -
                                      -----     -----    -----    ----     ----
Total of allowance for loans of
  acquired bank                           -         -        -     461        -
                                      -----     -----    -----    ----     ----
Recoveries:
    Real estate loans                     2        29       15       1        -
    Non-real estate loans                14        27       23      10        6
                                      -----     -----    -----    ----     ----
Total recoveries                         16        56       38      11        6
                                      -----     -----    -----    ----     ----
Charge-offs:
    Real estate loans                    11        26        9       -        1
    Non-real estate loans                62        88      162      17       26
                                      -----     -----    -----   -----    -----
Total charge-offs                        73       114      171      17       27
                                      -----     -----    -----   -----    -----
Balance at end of year              $ 1,277   $ 1,249  $ 1,292 $ 1,335   $  820
                                      =====     =====    =====   =====    =====
Ratio of allowance for loan
  losses to total outstanding
    loans (gross)                       1.3%      1.4%     1.7%     1.5%    1.3%

Ratio of net charge-offs during
  the year to average loans
    outstanding during the year         0.1%      0.1%     0.2%     0.0%    0.0%

Ratio of allowance for loan
  losses to total
    non-performing loans              314.6%    268.0%   897.2%   773.9%  584.9%


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



                                   At December 31,
                     2000                1999               1998
               -----------------   -----------------  -----------------
                           % of                % of               % of
                          Loans               Loans              Loans
                        in Each             in Each            in Each
                       Category            Category           Category
                       to Total            to Total           to Total
                 Amount   Loans     Amount    Loans    Amount    Loans
                 ------   -----     ------    -----    ------    -----
                               (Dollars in thousands)

Allocated to:
Real estate     $   503    39%    $  512        41%    $ 509       39%
Non-real
estate loans        774    61        737        59       783       61
                  -----    ---     -----        ---     -----    ----
Total           $ 1,277   100%    $1,249       100%    $1,292     100%
                  =====   ===      =====       ===      =====     ===



 V.   Average Deposits by Classification

      The following table sets forth the amounts of deposits by type of account at the dates indicated.



                                          At December 31,
                 ------------------------------------------------------------------------
                            2000                1999                1998
                 ---------------------    --------------------    -----------------------
                         Percent                  Percent                 Percent
                 Average of      Average  Average of      Average Average of      Average
                 Balance Total   Rate     Balance Total   Rate    Balance Total   Rate
                 ------- -----   ----     ------- -----   ----    ------- -----   ----
                                  (Dollars in thousands)

Non-interest
  demand        $10,251   8.5%  0.00% $ 9,950   8.9% 0.00% $ 10,677   8.9% 0.00%
Money market
  deposits       14,028  11.6%  3.60%  16,311  14.6% 3.62%   17,866  15.0% 3.63%
Checking/NOW     26,227  21.7%  4.06%  20,851  18.6% 2.73%   23,217  19.5% 3.73%
Savings          10,885   9.0%  3.62%  10,561   9.4% 3.21%    9,357   7.8% 3.11%
Certificates
 of deposit      59,390  49.2%  5.56%  54,334  48.5% 5.13%   58,261  48.8% 5.54%
                 ------  ----          ------                ------  ----

Total deposits $120,781 100.0% 4.36% $112,007  100.0% 3.83% $119,378 100.0% 4.22%
               ======== ======       =======  ======       ======== ======


As of December 31, 2000, the aggregate amount outstanding of jumbo certificates of deposit (amounts of $100,000 or more) was $10.3 million. The following table presents the maturities of these time certificates of deposit at such date:




                           (Dollars in thousands)

                  3 months or less                     $   3,862
                  Over 3 months through 6 months           2,229
                  Over 6 months through 12 months          3,384
                  Over 12 months                             789
                                                       ---------
                  Total                                $  10,264
                                                       =========


VI.   Return on Equity and Assets


                                     At or for the years ended December 31,
                                    2000    1999     1998      1997    1996
                                    ----    ----     ----      ----    ----

Return on average assets            .73 %   .65 %    .69 %    1.03 %   .70 %
Cash return on average assets       .88     .80      .85      1.10     .78
Return on average equity           7.95    6.82     7.73      9.18    6.54
Cash return on average equity      9.52    8.37     9.45      9.84    7.29
Equity to total assets             9.60    9.28     9.75      8.48   10.96
Dividend payout ratio             35.71   40.98    35.71     31.00   27.43
Net earnings per share, basic (1) $ .71   $ .60    $ .66     $ .72   $ .48
Net earnings per share, diluted (1) .70     .58      .63       .70     .47
Net cash earnings per share,
diluted (1) (2)                     .83     .71      .77       .75     .52

[FN]

(1) All per share amounts have been adjusted to give effect to the 5% stock dividends paid by the Company annually since 1994 and the February, 1998 two-for-one stock split.
(2)   Cash  earnings   exclude  the  after-tax   effect  of   amortization   of
      intangibles.





ITEM 2.    PROPERTIES

The following table sets forth information concerning the offices of the Bank.

                     Year Opened
Address              or Acquired          Square Footage      Title


800 Poyntz Avenue
Manhattan, KS 66505      1974           12,000            Owned

1741 N. Washington
Auburn, KS 66402         1991            8,000            Owned

6100 SW 21st Street
Topeka, KS 66667         1997            3,500           Leased

102 S 6th
Osage City, KS  66523    1997            8,000            Owned

1000 Westloop
Manhattan, KS 66502      2000              400           Leased

530 Lincoln
Wamego, KS 66547         2000            5,400           Leased


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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                   PART II.

ITEM 5.    MARKET  FOR THE  COMPANY'S  COMMON  STOCK  AND  RELATED  STOCKHOLDER
           MATTERS

The Company incorporates by reference the information called for by Item 5 on this Form 10-K from the section captioned "Stock Price Information" of the Company's 2000 Annual Report to Stockholders for the fiscal year ended December 31, 2000 (attached as Exhibit 13.1).




ITEM 6.    SELECTED FINANCIAL DATA

The Company incorporates by reference the information called for by Item 6 of this Form 10-K from the sections entitled "Selected Financial and Other Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 2000 Annual Report to Stockholders for the fiscal year ended December 31, 2000 (attached as Exhibit 13.1).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company incorporates by reference the information called for by Item 7 of this Form 10-K from the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 2000 Annual Report to Stockholders for the fiscal year ended December 31, 2000 (attached as Exhibit 13.1).

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The Company incorporates by reference the information called for by Item 8 of this Form 10-K from the Financial Statements set forth in the Company's 2000 Annual Report to Stockholders for the fiscal year ended December 31, 2000 (attached as Exhibit 13.1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                   PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The Company incorporates by reference the information called for by Item 10 of this Form 10-K regarding directors of the Company from the section entitled "Election of Directors" of the Company's Proxy Statement for the annual meeting of stockholders to be held May 23, 2001 (the "2001 Proxy Statement") (attached as Exhibit 99.1).

Section 16(a) of the Exchange Act requires that the Company's executive officers, directors and persons who own more than 10% of their Company's Common Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the exchange on which the Company's shares of Common Stock are traded. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of such forms, the Company is not aware that any of its directors and executive officers or 10% stockholders failed to comply with the filing requirements of Section 16(a) during 2000.

Executive Officers

The executive officers of the Company, each of whom is also currently an executive officer of the Bank and both of whom serve at the discretion of the Board of Directors, are identified below:


Name                     Age          Positions with the Company


Patrick L. Alexander      48       President and Chief Executive Officer

Mark A. Herpich           33       Vice  President, Secretary, Chief  Financial
                                   Officer and Treasurer

The executive officers of the Bank are identified below:

Name                      Age       Positions with the Bank

Patrick L. Alexander      48        President and Chief Executive Officer

Mark A. Herpich           33        Senior Vice President and Chief Financial
                                    Officer

Michael E. Scheopner      39        Executive Vice President, Credit Risk
                                    Manager

Dean R. Thibault          49        Executive Vice President

Dennis D. Wohler          58        Senior Vice President



ITEM 11.   EXECUTIVE COMPENSATION

The Company incorporates by reference the information called for by Item 11 of this Form 10-K from the section entitled "Executive Compensation" of the 2001 Proxy Statement, except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Performance Graph".

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company incorporates by reference the information called for by Item 12 of this Form 10-K from the section entitled "Security Ownership of Certain Beneficial Owners" of the 2001 Proxy Statement.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company incorporates by reference the information called for by Item 13 of this Form 10-K from the section entitled "Transactions with Directors, Officers and Associates" of the 2001 Proxy Statement.


                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

ITEM 14(a)1 and 2.  Financial Statements and Schedules

                     MNB BANCSHARES, INC. AND SUBSIDIARIES
                         LIST OF FINANCIAL STATEMENTS

The following audited Consolidated Financial Statements of the Company and its subsidiaries and related notes and auditors' report are incorporated by reference from the Company's 2000 Annual Report to Stockholders for the fiscal year ended December 31, 2000 (attached as Exhibit 13.1).

      Report of Independent Public Accountants

      Consolidated Balance Sheets - December 31, 2000 and 1999

      Consolidated Statements of Earnings - Years Ended
        December 31, 2000, 1999 and 1998

      Consolidated Statements of Stockholders' Equity -
        Years Ended December 31, 2000, 1999 and 1998

      Consolidated Statements of Cash Flows - Years Ended
        December 31, 2000, 1999 and 1998

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


Item 14(b).     Reports on Form 8-K

A report on Form 8-K was filed on January 26, 2001 to report the issuance of a press release announcing the Company' earnings for the quarter and year
ended   December  31,  2000  and  the   declaration   of  a  cash  dividend  to
stockholders.

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



SIGNATURE                                    TITLE


/s/Patrick L. Alexander      March 16, 2001    President, Chief
                                               Executive  Officer  and Director
--------------------------   --------------
Patrick L. Alexander             Date

/s/ Brent A. Bowman          March 16, 2001    Chairman of the Board
--------------------------   --------------
Brent A. Bowman                  Date

/s/ Joseph L. Downey         March 16, 2001    Director
--------------------------   --------------
Joseph L. Downey                 Date

/s/ Charles D. Green         March 16, 2001    Director
--------------------------   --------------
Charles D. Green                 Date

/s/ Vernon C. Larson         March 16, 2001    Director
--------------------------   --------------
Vernon C. Larson                 Date

/s/ Jerry R. Pettle          March 16, 2001    Director
--------------------------   --------------
Jerry R. Pettle                  Date

/s/ Susan E. Roepke          March 16, 2001    Director
--------------------------   --------------
Susan E. Roepke                  Date

/s/ Donald J. Wissman        March 16, 2001    Director
--------------------------  --------------
Donald J. Wissman                Date



                               INDEX TO EXHIBITS

Exhibit
Number               Description


3.1                  Articles of Incorporation of the Company -
                     Incorporated by reference from Exhibit 3.1 of the Form S-1 of the Company, as amended, filed on September 3, 1992 (Registration No.
                     33-51710)

3.2                  Bylaws of the Company - Incorporated by
                     reference from Exhibit 3.2 of the Form S-1 of the Company, as amended, filed on September 3, 1992 (Registration No. 33-51710)

4.1                  Specimen Common Stock Certificate of the
                     Company - Incorporated by Reference from
                     Exhibit 4.1 of the Form S-1 of the Company, as amended, filed on September 3, 1994
                     (Registration No. 33-51710)

10.1                 MNB Bancshares, Inc. 1992 Stock Option
                     Plan - Incorporated by reference from
                     Exhibit A to the Company's Proxy Statement for the Annual Meeting of Stockholders held
                     May 17, 1994

10.2 Stock Option Agreement between the Company and Patrick L. Alexander - Incorporated by reference from Exhibit 10.2 to Form 10-K dated
                     March 26, 1994

10.3 Stock Option Agreement between the Company and Vernon C. Larson - Incorporated by reference from Exhibit 10.3 to Form 10-K dated
                     March 26, 1994

10.4 Stock Option Agreement between the Company and Brent A. Bowman - Incorporated by reference from Exhibit 10.4 to Form 10-K dated
                     March 26, 1994

10.5 Stock Option Agreement between the Company and Charles D. Green - Incorporated by reference from Exhibit 10.6 to Form 10-K dated
                     March 26, 1994

10.6 Stock Option Agreement between the Company and Jerry R. Pettle - Incorporated by reference from Exhibit 10.9 to Form 10-K dated
                     March 26, 1994

10.7                 MNB Bancshares, Inc. 1998 Stock Incentive Plan -
                     Incorporated by reference from Exhibit 4.1 of the Form S-8 of the Company filed on December 4, 1998.

10.8                 Employment Agreement among the Company,
                     Security National Bank and Patrick L.
                     Alexander - Incorporated by reference from
                     Exhibit 10.15 to Form 10-K dated March 26,
                     1994

10.9                 Security National Bank Deferred Compensation
                     Plan, dated December 21, 1994 - Incorporated by reference from Exhibit 10.20 to Form 10-K dated March 26, 1994

13.1 2000 Annual Report to Stockholders of the Company for the fiscal year ended December 31, 2000

21.1                 Subsidiaries of the Company

23.1                 Consent of KPMG LLP

99.1                 Form of Proxy Statement of the Company for the Annual
                     Meeting of Stockholders to be held May 23, 2001


                                                    EXHIBIT 13.1





 CORPORATE PROFILE

      MNB Bancshares, Inc. is a bank holding company which is headquartered in Manhattan, Kansas. Its wholly-owned subsidiary, Security National Bank, also has its home office in Manhattan, Kansas, with branch offices operating in Auburn, Manhattan, Osage City, Topeka and Wamego, Kansas. Security National Bank is dedicated to providing quality services to its local communities and continues to originate commercial real estate and non real estate loans, small business loans, residential mortgage loans, consumer loans, home equity loans, and student loans.

      MNB Bancshares was first listed on the Nasdaq Stock Market Small-Cap Market System in 1993 (symbol "MNBB", with a newspaper abbreviation of "MNB Bn"). The Company was formed in 1992 to become the holding company for Security National Bank, which was converted from a federal mutual savings association.

      Since our listing on Nasdaq, MNB Bancshares has nearly doubled in size and has entered numerous markets outside of Manhattan through a series of acquisitions and start-up branches. Our continuing focus is to concentrate on being the premier community banking organization in the markets we currently serve and we are continuing to explore and evaluate opportunities to expand and provide services to new complimentary markets, through strategic acquisitions and establishing de novo branches where appropriate, in an effort to enhance our asset base, long-term earnings and resources.



       TO OUR STOCKHOLDERS, CUSTOMERS AND FRIENDS

Growth is the word that best describes the performance of MNB Bancshares, Inc. in 2000. Growth in profits allowed us to report record earnings of $1,080,000 and basic earnings per share of $.71. Cash earnings in 2000 were a record $1,293,000, or $.83 per diluted share. Total assets grew to $153 million while net loans grew to $94.1 million. Your company also opened two new banking facilities, one in the Dillons supermarket in west Manhattan and one as a result of our acquisition of the Commercial Federal Bank branch in Wamego, Kansas. Our deposit products expanded to include Internet banking and Overdraft Privilege, which contributed to our improvement in fees and service charges to a record level of $1.1 million. We are very excited about the outstanding success your company experienced in 2000. This success has further strengthened the solid infrastructure platform from which we can continue the growth and profitability improvements of this past year. In the space below I will expand upon our major accomplishments and share with you my optimism for the future.

Net loans outstanding at year-end 2000 totaled $94.1 million versus $87.7 million at year-end 1999. Commercial loans grew from $20.5 million to $24.3 million during the last twelve months, an increase of 19 percent. Consumer loans grew from $7.2 million at year-end 1999 to $8.7 million at year-end 2000, an increase of 21 percent. These increases highlight the success our lending team continues to experience in building personal relationships within our communities. These relationships ultimately result in obtaining the opportunity to establish profitable banking relationships based upon trust and the level of service which your company provides. This growth in loans has been accomplished while at the same time keeping criticized loans and delinquency rates at very acceptable levels.

The prospects for loans we expect to record going into 2001 remains active and indicates continued growth. We fully expect the outstanding loan growth we have experienced over the last two years to continue to support the improved earnings fundamentals of your company. However, a slowing economy could have a negative impact on our expectations for loan growth in 2001. Furthermore, it could have an adverse impact on the outstanding asset quality we have enjoyed the past several years. Your management team continues to apply rigorous credit underwriting standards to minimize any adverse implications that our loan portfolio might experience as a result of an economic downturn.

Total non-interest income grew from $1.0 million in 1999 to $1.2 million in 2000, an increase of 21 percent. This significant growth in non-interest income was fueled by a $295 thousand increase in fees and service charges. The primary contributor to this increase was the introduction of our new Overdraft Privilege checking account service which gives our customers increased peace of mind and flexibility in meeting their cash management needs. Net overdraft fee income increased from $326 thousand in 1999 to $591 thousand in 2000. Also contributing to the increase in non-interest income was a $52 thousand increase in loan fees and service charges as loan activity in the consumer and commercial categories continues to increase. Changes made in our mortgage lending area in 2000 should further contribute to non-interest income growth. We have enhanced our mortgage loan origination management team and revised our compensation structure. We expect these steps to increase our gains on sale of loans as increased loan originations are sold into the secondary real estate market, creating additional income and reversing a two-year downward trend in this area. Finally, our Internet banking service continues to grow in customer acceptance and utilization. While this service is in its infancy, we expect that it will ultimately be a contributor to our non-interest income sources and deposit growth.

Deposit growth continues to be a top priority for your company. Deposits are the raw materials that allow us to continue our loan growth and the expansion of banking relationships across the spectrum of our customers and prospective customers. The continued development and growth of core deposit transaction accounts provide us with a cost effective funding source to fund the expansion of our asset base and corporate profitability. Not only is the growth of core deposits a top priority for your company, it is a key issue for the entire banking industry. The unprecedented growth in the equity and mutual funds markets over the last decade have provided fierce competition for the traditional sources of bank deposits. Cross-selling deposit products and further capitalizing on our loan relationships has long been a priority for your company and a key contributor to our growth in core deposit transaction accounts. However, we must continue to refine our skills in this area and do a better job of capturing our customer's total banking relationship. Additionally, we must remain alert and innovative to new products, services, and strategies which will allow us to grow deposits in a cost effective manner. I do not expect that this challenge will be solved in the near future. However, it will continue to command management's utmost attention to find cost effective approaches as expeditiously as possible.

In January, 2000 we opened our first supermarket branch in the Westloop Dillons store in west Manhattan. Additionally, in July, 2000 we acquired the Commercial Federal Bank branch in Wamego, Kansas. Our Dillons branch provides us with outstanding exposure, as we are located in an ideal area within the
community's leading supermarket.    A significant number of Wamego residents
work and shop in either Manhattan or Topeka and appreciate the convenience our facilities provide. These two facilities, in addition to the July, 2000 acquisition of the Commercial Federal Bank branch and subsequent assimilation into our existing facility in Osage City, not only provide us with an enhanced banking presence in these respective markets, but have been instrumental in our deposit growth over the past year. We fully expect that the Dillons and Wamego banks will continue to grow and play an instrumental role in our efforts to grow deposits.

Your management team is cognizant of the fact that we must achieve growth in assets and income while at the same time containing non-interest expense. We are pleased that we were able to add two new banking facilities and Internet banking in 2000 and experience an increase in non-interest expense of only $238 thousand, or 6 percent. As our two new banking facilities grow, we should be able to further leverage our operating expenses. We will continue to focus on expense containment while at the same time striving to improve the levels of service we deliver. As you can see, investments we have made in the past few years in both our management team and our technology are beginning to pay significant dividends toward your company's profitability.

Growth and leverage of corporate resources has been a key strategy over the years as we have worked to enhance shareholder value. I expect that strategy to continue in 2001. We will continue to focus on the internal growth of our existing balance sheet and resources. We expect that this will translate into increased market share, loans, deposits, and profitability. We will also continue to be alert to opportunities for external growth. These opportunities may present themselves as branch acquisitions, acquisitions of smaller community banks, or mergers with other community financial institutions. We are enthusiastic about our model of community banking where local decision makers deliver banking services to customers located within their communities. As financial institutions strive to spread increasing fixed costs over a larger asset base in a highly competitive environment, we expect opportunities for bank consolidation to increase. We expect that our community banking values will be a very attractive alternative to those community bank owners looking to join forces with another organization dedicated to the delivery of quality banking services to the communities which they serve.

In summary, 2000 was an outstanding year for MNB Bancshares, Inc. Your management team is optimistic about the company's prospects for 2001 and beyond. We are dedicated to the continued growth of the organization's capabilities, asset base, and profitability. I would like to thank you, our stockholders, for your continued support. We will continue to strive to maintain your trust and meet your expectations. I would also like to thank my associates for their continuous efforts and dedication to the achievement of our goals. Without their efforts our success would not be possible. I truly believe that we have assembled an outstanding financial institution of which we can all be proud. I am confident that your organization has the tools and the resources to continue our record of growth and increasing profitability as we strive to enhance shareholder value. We look forward to the challenges and opportunities that lie ahead.

Sincerely,



Patrick L. Alexander
President and Chief Executive Officer




      SELECTED FINANCIAL AND OTHER DATA OF MNB BANCSHARES, INC.


                                    At or for the years ended December 31,
                                      2000   1999   1998     1997   1996
                                       (Dollars in thousands, except per
                                         share amounts and percentages)

Selected Financial Data:
Total assets                      $152,897 $143,262 $135,830  $144,752 $103,420
Loans (1)                           94,057   87,720   75,053    88,724   62,549
Investment securities               47,649   45,005   50,651    42,079   33,239
Deposits                           130,186  112,336  115,062   122,209   86,710
Borrowings                           6,498   16,699    6,530     9,099    3,615
Stockholders' equity                14,676   13,290   13,242    12,276   11,334
Book value per share (2)              9.56     8.73     8.78      8.28     7.71

Selected Operating Data:
Total interest income              $10,884   $9,551  $10,289    $7,929    7,670
Total interest expense               6,035    4,988    5,593     4,038    4,049
Net interest income                  4,849    4,563    4,696     3,891    3,621
Provision for loan losses               85       15       90        60       15
Net interest income after
  provision for loan losses          4,764    4,548    4,606     3,831    3,606
Gains on sales of loans                 95      141      384        99       75
Other noninterest income             1,118      861      828       591      608
Total noninterest income             1,213    1,002    1,212       690      683
Total noninterest expense            4,421    4,183    4,358     2,977    3,233
Income tax expense                     476      463      478       471      339
Net earnings                        $1,080   $  904   $  982    $1,073   $  717
Net earnings per share (2):
    Basic                         $    .71    $ .60    $ .66    $  .72   $  .48
    Diluted (3)                        .70      .58      .63       .70      .47
    Cash diluted (4)                   .83      .71      .77       .75      .52
Dividends per share (2)                .25      .24      .23       .22      .12

Other Data:
Return on average assets                  .73%     .65%    .69%   1.03%     .70%
Cash return on average assets             .88      .80     .85    1.10      .78
Return on average equity                 7.95     6.82    7.73    9.18     6.54
Cash return on average equity            9.52     8.37    9.45    9.84     7.29
Equity to total assets                   9.60     9.28    9.75    8.48    10.96
Net interest rate spread (5)             2.87     2.92    2.93    3.11     2.95
Net yield on average
  interest-earning assets (6)            3.47     3.49    3.52    3.89     3.67
Average interest-earning assets to
  average interest-bearing liabilities 114.01   114.85  114.17  119.29   117.37
Other expenses to average assets         2.99     3.03    3.07    2.86     3.15
Nonperforming loans to total loans       0.46     0.53    0.19    0.19     0.22
Net charge-offs to average loans         0.06     0.07    0.16    0.01     0.03
Nonperforming assets to total assets     0.55     0.37    0.11    0.21     0.16
Dividend payout ratio                   35.71    40.98   35.71   31.00    27.43
Number of full service banking offices      6        4       4       5        2

(1) Loans are presented after adjustments for undisbursed loan funds, unearned fees and discounts, and the allowance for loan losses.
(2) All per share amounts have been adjusted to give effect to the 5% stock dividends paid by the Company annually since 1994 and the February, 1998 two-for-one stock split.
(3) Diluted net earnings per share, before FDIC special assessment (net of tax) was $0.69 in 1996.
(4)   Cash earnings exclude the after-tax effect of amortization of intangibles.
(5) Represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6) Represents net interest income as a percentage of average interest-earning assets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    MNB Bancshares, Inc. is a one-bank holding company incorporated under the laws of the State of Delaware and is engaged in the banking business through its wholly-owned subsidiary, Security National Bank. In January 2000, we opened an in-store supermarket branch in Manhattan, Kansas. We also completed the purchase of the Wamego and Osage City, Kansas branches of Commercial Federal Bank in July 2000, which had total deposits of $14 million and total loans of $1 million.

   We achieved record net earnings of $1,080,000 in 2000, an increase of $176,000, or 19.4%, over 1999. The 2000 earnings improvement reflects the continued strengthening of management and systems directed at enhancing core earnings for continued growth, profitability and financial strength. The return on average assets was .73% compared to .65% in 1999. Return on average equity was 7.95% and diluted net earnings per share was $.70. The cash return on average equity was 9.52% and cash diluted earnings per share was $.83. Consistent with 1999, the board of directors declared cash dividends of twenty-five cents per share and a five percent stock dividend in 2000. On March 16, 2000, we announced the approval of a stock repurchase program enabling us to repurchase up to 72,465 shares of our outstanding stock in the open market or through privately negotiated transactions.
During 2000, we acquired 5,681 shares of our common stock at an average per share price of $8.00.

   The tradition of quality assets continues and management's ongoing strategy to diversify the deposit and loan portfolios in order to increase profitability in the future has been successful. Focusing on customers' needs and the development of full service banking relationships has been instrumental to our success. We believe that our strong capital position puts us on solid ground and provides an excellent base for further growth and expansion.

   Security National Bank is principally engaged in the business of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to originate commercial and consumer loans, multi-family residential mortgage loans and one-to-four family residential mortgage loans.

   Deposits are insured by both the Savings Association Insurance Fund and the Bank Insurance Fund of the Federal Deposit Insurance Corporation up to the maximum amount allowed by applicable federal law and regulation. Our primary regulator is the Office of the Comptroller of the Currency. Additionally, we are subject to regulation by the Federal Deposit Insurance Corporation, as administrator of the two insurance funds and by the Board of Governors of the Federal Reserve System with respect to reserves required to be maintained against deposits and certain other matters. We are a member of the Federal Home Loan Bank of Topeka and the Federal Reserve Bank of Kansas City.

   As a bank holding company, we are subject to regulation and supervision by the Federal Reserve Board. We are also subject to various reporting and other requirements under the federal securities laws and the regulations of the Securities and Exchange Commission.

   Currently, our business consists of ownership of Security National Bank, with its main office in Manhattan and branch offices in Auburn, Manhattan, Osage City, Topeka and Wamego, Kansas. We plan to continue exploring and evaluating opportunities to expand and enter complementary markets in an effort to enhance its asset base, long-term earnings and resources.


COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

SUMMARY OF PERFORMANCE. Net earnings for 2000 increased 19.4% to $1,080,000 compared to $904,000 for 1999. Diluted earnings per share for 2000 equaled $.70 compared to $.58 for 1999, while cash diluted earnings per share for 2000 equaled $.83 compared to $.71 for 1999. Cash earnings exclude the after-tax effect of amortization of intangibles. Net interest income increased $286,000, or 6.3%, from $4.6 million to $4.8 million. This improvement in net earnings and net interest income was generally attributable to growth in the commercial, commercial real estate and retail loan portfolios resulting in an increase of $6.3 million in net loans outstanding during 2000. New fee and service charge initiatives overcame a $47,000 decrease in gains on sale of loans and a $30,000 loss on sale of investments and resulted in an increase in noninterest income of $211,000, or 21.0%, as compared to 1999. Noninterest expense increased $238,000, or 5.7%, related primarily to the opening during January 2000 of our first supermarket branch in west Manhattan and the Wamego and Osage City branch acquisitions during July 2000.

Interest Income. Interest income increased by $1.3 million, or 14.0%, to $10.9 million in 2000. Average interest-earning assets increased from $130.6 million in 1999 to $140.0 million in 2000. The average yield on interest-earning assets improved from 7.3% in 1999 to 7.8% in 2000. Interest income on loans increased $1.4 million, or 19.7%, to $8.2 million. Interest earned on securities and other investments remained consistent at $2.7 million. The increase in interest income was due to an increase in average loans, coupled with the increase in rates experienced as interest-earning assets repriced during 2000. Despite a $2.9 million decrease in average investment securities and other investments, the improvement in the investment portfolio yields allowed interest earned on securities and other investments to remain consistent at $2.7 million.

Interest Expense. Interest expense increased from $5.0 million in 1999 to $6.0 million in 2000, or 21.0%. Deposit interest expense increased 22.8% to $5.3 million compared to $4.3 million for 1999. Interest expense on borrowings, consisting of advances from the Federal Home Loan Bank of Topeka and funds borrowed for the acquisitions, increased $70,000 or 9.9% during this time period. Average interest-bearing liabilities increased $8.7 million from $113.7 million in 1999 to $122.4 million in 2000, while the respective average cost increased from 4.4% in 1999 to 4.9% in 2000. The rise in interest expense resulted from an increase in deposits, an increase in interest rates and additional borrowings from the Federal Home Loan Bank, offset partially by principal repayments on our note payable. Most of the increase in deposits resulted from the July, 2000 branch acquisitions.

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

Net interest income increased to $4.8 million in 2000 compared to $4.6 million in 1999. This was the result of the average balance of interest-earning assets increasing $8.9 million during 2000. The yield on interest-earning assets also improved from 7.3% in 1999 to 7.8% in 2000, while the cost of interest-bearing liabilities increased from 4.4% in 1999 to 4.9% in 2000. Our ratio of interest-earning assets to interest-bearing liabilities decreased slightly from 114.9% in 1999 to 114.0% in 2000, which ultimately resulted in the net interest margin remaining stable at 3.5% in 2000 and 1999.

Provision for Loan Losses. The provision for loan losses increased to $85,000 during 2000 compared to $15,000 in 1999. While the loan portfolio quality remains strong, our review of the portfolio, coupled with loan growth during 1999 and 2000, prompted an increased provision. At December 31, 2000, the allowance for loan losses was $1.3 million, or 1.3% of gross loans outstanding, compared to $1.2 million, or 1.4%, at December 31, 1999.

Noninterest Income. Noninterest income increased $211,000, or 21.0%, to $1.2 million in 2000. Fees and service charge income increased from $806,000 to $1.1 million, or by 36.6%, relating to new products and services initiated during 2000. Partially offsetting this increase was a decline in gains on sale of loans by $47,000, or 33.2% to $95,000, as loan originations declined due to the increase in home mortgage interest rates during 2000. Losses on sale of investment securities available for sale were realized in the amount of $30,000 in 2000, compared to realized gains on sale of investment securities available for sale of $7,000 in 1999. The loss on sale of investment securities in 2000 resulted from restructuring the investment portfolio to obtain higher yielding investments.


Noninterest income (000's):    2000       1999      1998
                               ----       ----      ----

Fees and service charges     $1,100       $806      $736
Gains on sales of loans          95        141       384
Other                            18         55        92
                              -----      -----     -----
Total noninterest income:    $1,213     $1,002    $1,212


Noninterest Expense. Noninterest expense increased 5.7% to $4.4 million for 2000, resulting from increased expenses for compensation and benefits, and occupancy and equipment. These increased expense categories, related primarily to opening and operating expenses of our new Dillons supermarket branch which opened in January 2000, and our Wamego and Osage City branch acquisitions during July 2000, were partially offset by reductions in professional fees and federal deposit insurance premiums. Amortization of intangibles increased 5.2% from $226,000 to $238,000 as a result of the July 2000 branch acquisitions.

AVERAGE ASSETS/LIABILITIES. The following table sets forth information relating to average balances of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2000, 1999 and 1998. This table reflects the average yields on assets and average costs of liabilities for the periods indicated (derived by dividing income or expense by the monthly average balance of assets or liabilities, respectively) as well as the "net interest margin" (which reflects the effect of the net earnings balance) for the periods shown.

AVERAGE BALANCE SHEETS-AVERAGE YIELDS AND RATES

                                 Year Ended December 31, 2000   Year Ended December 31, 1999   Year Ended December 31, 1998
                                 Average          Average       Average          Average       Average          Average
                                 Balance Interest Yield/Rate    Balance Interest Yield/Rate    Balance Interest Yield/Rate
                                 =========================      =======================        ========================

                                                              (dollars in thousands)

ASSETS:

  Interest-earning assets
    Investment securities (1)    $47,760 $2,687  5.63%          $50,613 $2,705   5.34%           $52,686 $2,962  5.62%
    Loans receivable, net (2)     91,793  8,197  8.93            80,019  6,846   8.56             80,788  7,327  9.07
                                  ------  -----                  ------  -----                    ------  ----
  Total interest-earning assets  139,553 10,884  7.80%          130,632  9,551   7.31%           133,474 10,289  7.71%
                                 ------- ------                 -------  -----                   ------- ------
  Non interest-earning assets      8,091                          7,552                            8,402
                                   -----                          -----                            -----
    Total                       $147,644                       $138,184                         $141,876
                                 =======                        =======                          =======
LIABILITIES AND STOCKHOLDERS' EQUITY:

  Interest-bearing liabilities:
    Certificates of deposit      $59,390 $3,300  5.56%         $ 54,334 $2,788   5.13%          $ 58,261 $3,230  5.54%
    Money market deposits         14,028    505  3.60            16,311    590   3.62             17,866    648  3.63
    Other deposits                37,112  1,459  3.93            31,413    908   2.89             32,574  1,158  3.55
    FHLB advances and other
      borrowings                  11,871    771  6.49            11,684    702   6.01              8,212    557  6.78
                                  ------  -----                  ------  -----                    ------  -----
  Total interest-bearing
    liabilities                  122,401  6,035  4.93%          113,742  4,988   4.39%           116,913  5,593  4.78%
                                 -------  -----                 -------  -----                   -------  -----
  Non interest-bearing
    liabilities                   11,666                         11,193                           12,254
  Stockholders' equity            13,576                         13,249                           12,709
                                  ------                         ------                           ------

    Total                       $147,643                       $138,184                         $141,876
                                 =======                        =======                          =======

Net interest income                       $4,849                         $4,563                           $4,696
                                           =====                          =====                            =====
Interest rate spread (3)                          2.87%                          2.93%                           2.93%
Net interest margin (4)                           3.47%                          3.49%                           3.52%
Ratio of average interest-earning assets
  to interest-bearing liabilities        114.01%                        114.85%                          114.17%
                                         ======                         ======                           ======


(1)   Income  on  investment  securities  includes  all  securities,   interest
      bearing  deposits  in other  financial  institutions  and stock owned in the Federal Home Loan Bank and the Federal Reserve Bank.
(2)   Includes non-accrual loans.
(3)   Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)   Net interest margin represents net interest income divided by average interest-earning assets.



COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

GENERAL. Net earnings for 1999 decreased 7.9% to $904,000 compared to $982,000 for 1998. This decrease in net earnings is the result of a decrease in average loans outstanding. Gains on sale of loans also decreased as a result of reduced refinancing of mortgage loans, but was offset by fee and service charge initiatives and non-interest expense savings related to the assimilation of Freedom. Net interest income after provision for loan losses decreased $58,000, or 1.3%, to $4.5 million. Gains on sale of loans decreased 63.2%, or $243,000, to $141,000, fees and service charges increased $70,000 or 9.5%, to $806,000, and non-interest expense decreased $175,000 or 4.0%, to $4.2 million.

Interest Income. Interest income decreased by $738,000, or 7.2%, to $9.6 million in 1999. Average interest-earning assets decreased from $133.5 million in 1998 to $130.6 million in 1999. The average yield on interest-earning assets decreased from 7.7% in 1998 to 7.3% in 1999.
Interest income on loans decreased $481,000, or 6.6%, to 6.8 million. Interest earned on securities and other investments decreased $257,000, or 8.7%, to $2.7 million. The decrease in interest income was due to a decrease in average loans and investments, which was coupled with the decline in rates experienced as interest-earning assets repriced during 1999. We experienced a significant 31.3%, or $11.4 million, decline in one-to-four family loans during 1998 as a result of borrowers taking advantage of declining mortgage loan interest rates. In accordance with our interest rate risk guidelines, the majority of the long-term fixed rate mortgage loans originated in 1998 were sold to secondary market investors. While we were able to fund other types of loans as the loans on one-to-four family residences were refinanced, the volume of refinancings was so great that a significant amount of the funds available for investment were invested in relatively short term investment securities, which typically carry lower interest rates than can be obtained on commercial and consumer loans. 1998's decline in loans was countered during 1999 by increasing commercial, commercial real estate and consumer loans by $10.9 million. This growth was a result of successful relationships developed by our management team. Interest income on other investments decreased substantially as a result of a decrease in funds available for short-term overnight interest bearing deposits.

Interest Expense. Interest expense decreased from $5.6 million in 1998 to $5.0 million in 1999, or 10.8%. Deposit interest expense decreased 14.9% to $4.3 million compared to $5.0 million for 1998. Interest expense on borrowings, consisting of advances from the Federal Home Loan Bank of Topeka and funds borrowed for the acquisition of Freedom Bancshares increased $145,000, or 25.9% during this time period. Average interest-bearing liabilities decreased $3.2 million from $116.9 million in 1998 to $113.7 million in 1999, while the respective average cost declined from 4.8% in 1998 to 4.4% in 1999. The decreased expense on deposits was due to lower average balances and the reduction in interest rates. Interest on borrowed funds increased as a result of borrowing to fund the loan growth.

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

    Net interest income decreased to $4.6 million in 1999 compared to $4.7 million in 1998. This was the result of the average balance of interest-earning assets decreasing $2.8 million during 1999. The yield on interest-earning assets declined from 7.7% in 1998 to 7.3% in 1999, while the cost of interest-bearing liabilities also declined from 4.8% in 1998 to 4.4% in 1999. The ratio of interest-earning assets to interest-bearing liabilities increased slightly from 114.2% in 1998 to 114.9% in 1999, which ultimately resulted in the net interest margin remaining flat at 3.5% in 1999 and 1998.

Provision for Loan Losses. The provision for loan losses decreased to $15,000 during 1999 compared to $90,000 in 1998. The decreased provision resulted from the decrease in the one-to-four family residential loan portfolio as a result of the significant refinancing experienced in 1998. At December 31, 1999, the allowance for loan losses was $1.2 million, or 1.4% of gross loans outstanding, compared to $1.3 million, or 1.7%, at December 31, 1998.

Noninterest Income. Noninterest income decreased $210,000, or 17.3%, to $1.0 million in 1999. Fees and service charge income increased from $736,000 to 806,000, or by 9.5%. Gains on sale of loans decreased $243,000, or 63.2% to $141,000. Gains on sale of investment securities available for sale were realized in the amount of $11,000 in 1998 and $7,000 in 1999 as we sought to reposition the investment securities portfolio. The gains on sale of loans were a result of decreased loan originations due to refinancing because of higher interest rates. The increase in fees and service charge income was primarily a result of analyzing our products and services offered.

Noninterest Expense. Noninterest expense decreased 4.0% to $4.2 million for 1999. This decrease was due in part to the continued assimilation of the Freedom Bancshares acquisition. Amortization of intangibles decreased 8.1% from $246,000 to $226,000 resulting from core deposit amortization. Professional fees decreased $73,000 from $212,000 to $139,000 as a result of expenses incurred in 1998 which were not encountered in 1999 relating to the acquisition, expenses related to Year 2000 issues and fees incurred for professional services used for acquiring new personnel during 1998. Other operating expense decreased 7.3% to $1.0 million due primarily to cost savings associated with the acquisition.

CAPITAL RESOURCES AND LIQUIDITY

Asset Quality and Distribution. Our total assets were $152.9 million at December 31, 2000 compared to $143.3 million at December 31, 1999. This increase was primarily attributable to the 7.2% increase in loans experienced during 2000 and a 5.8% increase in investment securities, which was funded by branch acquisition proceeds and deposit growth. Our primary ongoing sources of funds are deposits, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition, and the restructuring of the financial services industry.

    Our primary investing activities are the origination of loans and the purchase of investment securities. During the years ended December 31, 2000, 1999 and 1998, we purchased investment securities aggregating $18.0 million, $15.9 million and $27.1 million, respectively. These purchases were funded primarily by deposits, proceeds from the sale of fixed rate mortgage loans and investment securities and maturing investment securities. Generally, we originate fixed rate mortgage loans for immediate sale and do not originate and warehouse those loans for resale in order to speculate on interest rates. During the years ended December 31, 2000, 1999 and 1998, we originated loans for sale of approximately $8.2 million, $12.3 million and $33.0 million, respectively. The decline in loans originated for sale is attributable to the increase in home mortgage interest rates.


LOAN PORTFOLIO COMPOSITION COMPARISON (000's):


                       Balance   Balance
Type                       12/31/00  12/31/99 % Change
----                   --------  -------- --------

1-4 family residence   $28,540    $27,126      5.2%
Commercial real estate  32,050     31,635      1.3%
Consumer & commercial
  non-mortgage          34,514     29,529     16.9%
                        ------     ------
                       $95,104    $88,290
                        ======     ======


    We believe that the quality of the loan portfolio continues to be strong as evidenced by the small number and amount of loans past due one month or more. As of December 31, 2000, twenty-two real estate loans were more than 30 days past due, with a total balance of $1.2 million, which was 1.3% of total loans outstanding. Six of these loans totaling $351,000 were on non-accrual status as of December 31, 2000. Excluding guaranteed student loans, there were twenty-seven consumer loans in the amount of $250,000, or 0.3% of the total loan portfolio, over 30 days past due and two of these loans with a balance of $26,000 were on non-accrual status. Additionally, three commercial loans totaling $144,000, or 0.2% of the total loan portfolio, were past due over 30 days. One of these commercial loans with a balance of $8,000 was on non-accrual status.

Liability Distribution. At December 31, 2000, total deposits increased $3.4 million from December 31, 1999, excluding the deposits acquired in the July 2000 branch acquisitions totaling $14 million. Borrowings decreased $10.0 million as the increased deposit balances allowed us to fund the loan growth experienced in 2000 and reduce our borrowing levels. In addition, $125,000 was paid on borrowings for the Freedom Bancshares acquisition.

    The deposit base has remained relatively consistent with the prior year. Noninterest-bearing demand deposits and NOW accounts at the end of 2000 totaled $42.6 million, or 32.7% of deposits, compared to $30.9 million, or
27.5% of deposits at December 31, 1999.   Money market deposit accounts were
9.6% of the portfolio and totaled $12.5 million, compared to $16.3 million at December 31, 1999 and savings accounts totaled $12.0 million compared to $10.0 million at December 31, 1999. Certificates of deposit were $63.1 million, or 48.5% of the portfolio compared to $55.1 million, or 49.1% at December 31, 1999.

    Certificates of deposit at December 31, 2000, which were scheduled to mature in one year or less, totaled $51.8 million. Historically, maturing deposits have generally remained with our bank and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity.

DEPOSIT PORTFOLIO COMPOSITION COMPARISON (000's):


                  Balance      Balance
Type              12/31/00     12/31/99    % Change
----              --------     --------    --------
DDA                $10,721      $10,125      5.9%
NOW                 31,848       20,819     53.0%
MMDA                12,543       16,254    (22.8%)
Savings             11,963       10,017     19.4%
Certificates        63,111       55,121     14.5%
                    ------       ------
                  $130,186     $112,336
                   =======      =======


CASH FLOWS. Cash flows provided by operating activities equaled $1.9 million for 2000, compared to $1.7 million in 1999. This increase in cash flows provided by operating activities resulted from the stabilization of loans held for sale and improved earnings.

    Net cash provided by investing activities was $4.7 million in 2000 compared to net cash used in investing activities of $8.5 million in 1999. Net loans increased approximately $6.4 million in 2000 versus an increase of $12.8 million in 1999. Proceeds from sales of investment securities available-for-sale were $2.3 million in 2000 versus $5.9 million in 1999. No purchases of investment securities held-to-maturity were made in 2000 or 1999. Purchases of investment securities available-for-sale in 2000 were $18.0 million compared to $15.9 million in 1999. We received $13.1 million in cash from the July 2000 branch acquisitions.

    Net cash used in financing activities was $7.1 million in 2000 compared to $7.2 million provided in 1999. Deposits increased $3.4 million in 2000 compared to a decrease of $2.7 million in 1999 and Federal Home Loan Bank advances decreased $10.0 million in 2000 compared to an increase of $11.0 million in 1999. In addition, $125,000 was paid on the line of credit utilized to finance the purchase of Freedom Bancshares and $45,000 was utilized to purchase shares of our stock.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available for sale. The level of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2000 and 1999, these liquid assets totaled $50.6 million and $47.7 million, respectively. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we increase our liquid assets by investing in short-term U.S. Government and agency securities or high-grade municipal securities.

    Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. In the event we require funds beyond our ability to generate them internally, additional funds are available through the use of Federal Home Loan Bank advances, a line of credit with the Federal Home Loan Bank or through sales of securities. At December 31, 2000, we had outstanding Federal Home Loan Bank advances of $3.9 million and $1.7 million outstanding on our line of credit with the Federal Home Loan Bank. At December 31, 2000, our total borrowing capacity with the Federal Home Loan Bank was $26.4 million. Additionally, we have guaranteed a loan made to our Employee Stock Ownership Plan, with an outstanding balance of $120,000 at December 31, 2000, to fund the Employee Stock Ownership Plan's purchase of shares in our 1993 common stock offering. Our total borrowings were $6.5 million at December 31, 2000, which included $745,000 borrowed for the acquisition of Freedom Bancshares, compared to $870,000 at December 31, 1999.

    At December 31, 2000, we had outstanding loan commitments of $14.7 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of letters of credit, unfunded lines of credit and commitments to finance real estate loans.

CAPITAL. The Federal Reserve Board has established capital requirements for bank holding companies which generally parallel the capital requirements for national banks under the Office of the Comptroller of the Currency regulations. The regulations provide that such standards will generally be applied on a consolidated (rather than a bank-only) basis in the case of a bank holding company with more than $150 million in total consolidated assets.

   At December 31, 2000, we continued to maintain a sound Tier 1 capital ratio of 7.9% and a risk based capital ratio of 13.2%. As shown by the following table, our capital exceeded the minimum capital requirements: (dollars in thousands)

                         Amount    Percent  Required
                         ------    -------  --------
Tier 1 leverage capital $11,614       7.9%     4.00%
Risk based capital      $12,828      13.2%     8.00%

    Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements. The above ratios are well in excess of regulatory minimums and should allow us to operate without capital adequacy concerns. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a bank rating system based on the capital levels of banks. We are rated "well capitalized", which is the highest rating available under this capital-based rating system.

DIVIDENDS

    During 2000, dividends of $.25 per share were paid to the stockholders and a 5% stock dividend was paid during August 2000. The cash and stock dividends are consistent with those paid during 1999.

    The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. As described above, Security National Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2000. The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank's current year's net earnings plus the adjusted retained earnings for the two preceding years. As of December 31, 2000, approximately $311,000 was available to be paid as dividends to MNB Bancshares by Security National Bank without prior regulatory approval.

RECENT ACCOUNTING DEVELOPMENTS

    The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", in June 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement, as amended by SFAS No. 138, is effective for all fiscal quarters of fiscal beginning after December 15, 2000. We believe adoption of SFAS Nos. 133 and 138 will not have a material effect on our financial position or results of operations, nor will adoption require additional capital resources.

EFFECTS OF INFLATION

    Our financial statements and accompanying footnotes have been prepared in accordance with GAAP (accounting principles generally accepted in the United States of America), which generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation can be found in the increased cost of our operations because our assets and liabilities are primarily monetary and interest rates have a greater impact on our performance than do the effects of inflation.



QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our assets and liabilities are principally financial in nature and the resulting net interest income thereon is subject to changes in market interest rates and the mix of various assets and liabilities. Interest rates in the financial markets affect our decision on pricing our assets and liabilities which impacts our net interest income, a significant cash flow source for us. As a result, a substantial portion of our risk management activities relates to managing interest rate risk.

    Our Asset/Liability Management Committee monitors the interest rate sensitivity of our balance sheet using earnings simulation models and interest sensitivity GAP analysis. We have set policy limits of interest rate risk to be assumed in the normal course of business and monitor such limits through our simulation process.

    We have been successful in meeting the interest rate sensitivity objectives set forth in our policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at December 31, 2000 and forecasting volumes for the twelve month projection. This position is then subjected to a shift in interest rates of 200 basis points rising and 200 basis points falling with an impact to our net interest income on a one year horizon as follows:


                            $ change in net  % of net
Scenario                    interest income  int. income
----------------------      ---------------  -----------
200 basis point rising      $(316,000)        (6.19%)
200 basis point falling     $ 384,000          7.52%


    We believe we are appropriately positioned for future interest rate movements, although we may experience some fluctuations in net interest income due to short term timing differences between the repricing of assets and liabilities.

ASSET/LIABILITY MANAGEMENT

    Since the mid 1980s, we have emphasized the origination of adjustable rate mortgages for portfolio retention along with shorter-term consumer and commercial loans to reduce the sensitivity of its earnings to interest rate fluctuations. Interest rate "gap" analysis is a common, though imperfect, measure of interest rate risk which measures the relative dollar amounts of interest-earning assets and interest bearing liabilities which reprice within a specific time period, either through maturity or rate adjustment. The "gap" is the difference between the amounts of such assets and liabilities that are subject to such repricing. A "positive" gap for a given period means that the amount of interest-earning assets maturing or otherwise repricing within that period exceeds the amount of interest-bearing liabilities maturing or otherwise repricing during that same period. In a rising interest rate environment, an institution with a positive gap would generally be expected, absent the effects of other factors, to experience a greater increase in the yield of its assets relative to the cost of its liabilities. Conversely, the cost of funds for an institution with a positive gap would generally be expected to decline less quickly than the yield on its assets in a falling interest rate environment. Changes in interest rates generally have the opposite effect on an institution with a "negative" gap.

    Following is our "static gap" schedule. One-to-four family and consumer loans included prepayment assumptions, while all other loans assume no prepayments. The mortgage-backed securities included published prepayment assumptions, while all other investments assume no prepayments. All assets are reflected at amortized cost.

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

    We have been successful in meeting the interest sensitivity objectives set forth in our policy. This has been accomplished primarily by managing the assets and liabilities while maintaining our traditional high credit standards.

    We believe we are appropriately positioned for future interest rate movements, although we may experience some fluctuations in net interest income due to short term timing differences between the repricing of assets and liabilities.


INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES REPRICING SCHEDULE
("GAP" TABLE)

                                             At December 31, 2000
                                             --------------------
                                            (dollars in thousands)


                                             More     More
                                   3 months  than 3   than 1
                                   or less   to 12    to 5     Over 5
                                   months    months   years    years   Total
                                   --------  ------   ------   ------  -----


Interest-earning assets:
    Overnight investments           $2,251   $    -   $    -   $   -   $ 2,251
    Investment securities            3,280     9,064   29,514   5,445   47,303
    Loans                           29,776    36,901   23,679   4,748   95,104
                                    ------    ------   ------   -----   ------
      Total
      interest-earning
      assets                       $35,307   $45,965  $53,193 $10,193 $144,658
                                    ======    ======   ======  ======  =======

Interest-bearing
liabilities:
    Certificates of
    deposit                        $15,160  $36,602  $11,349   $   -   $63,111
    Money market deposit             6,847        -    5,695       -    12,542
    Savings and NOW                 21,475        -   22,336       -    43,811
    Borrowed money                   2,605        -    3,893       -     6,498
                                    ------   ------   ------     ----   ------
        Total
        interest-bearing
        liabilities                $46,087  $36,602  $43,273   $   -  $125,962
                                    ======   ======   ======     ====  =======


Interest sensitivity gap
  per period                      $(10,780)  $9,363   $9,920   $10,193 $18,696
Cumulative interest
  sensitivity gap                 $(10,780)  $(1,417) $8,503   $18,696
Cumulative gap as a
  percent of total
  interest-earning assets           (7.45%)   (0.98%)  5.88%    12.92%

Cumulative interest
  sensitive assets
  as a percent of cumulative
  interest sensitive liabilities    76.61%    98.29% 106.75%   114.84%


Safe Harbor Statement Under the Private Securities Litigation Reform Act of
1995.

    This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Report Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area, our implementation of new technologies, our ability to develop and maintain secure and reliable electronic systems and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the company and our business including additional factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission.


                         Independent Auditors' Report



   The Board of Directors
   MNB Bancshares, Inc.:


   We have audited the accompanying consolidated balance sheets of MNB Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                    /s/ KPMG LLP


   February 2, 2001



                MNB BANCSHARES, INC. AND SUBSIDIARIES
                          MANHATTAN, KANSAS

                     Consolidated Balance Sheets
                     December 31, 2000 and 1999

             Assets                      2000             1999
                                    ----------------- -----------------

Cash and cash equivalents:
  Cash                             $      1,582,255         2,952,527
  Interest-bearing deposits in
    other financial institutions          2,251,438         1,362,486
                                    ------------------ ----------------

         Total cash and cash
           equivalents                    3,833,693         4,315,013

Investment securities:
  Held-to-maturity                          914,309         1,603,268
  Available-for-sale                     46,734,252        43,402,200
Loans, net                               93,676,854        86,969,008
Loans held for sale                         380,250           751,193
Premises and equipment, net of            2,253,729         2,288,028
Accrued interest and other assets         5,103,766         3,933,590
                                    ------------------ ----------------

         Total assets              $    152,896,853       143,262,300
                                    ================== ================

  Liabilities and Stockholders' Equity

Liabilities:
  Deposits:
    Noninterest bearing demand     $     10,721,389        10,124,653
    Money market and NOW                 44,390,474        37,073,098
    Savings                              11,962,879        10,017,267
    Time, $100,000 and greater           10,264,383        10,897,718
    Time, other                          52,846,935        44,223,593
                                    ------------------ ----------------

         Total deposits                 130,186,060       112,336,329

Federal Home Loan Bank
  borrowings                              5,632,870        15,655,010
Other borrowings                            864,870         1,043,847
Accrued interest and expenses,
  taxes, and other liabilities            1,537,127           936,730
                                    ------------------- ---------------

         Total liabilities              138,220,927       129,971,916
                                    ------------------ ----------------

Stockholders' equity:
  Common stock, $.01 par;
    3,000,000 shares authorized;
    1,534,828 and 1,449,303
    shares issued and outstanding
    at 2000 and 1999                         15,348            14,493
  Additional paid-in capital              9,634,291         9,011,899
  Retained earnings                       4,931,576         4,821,937
  Unearned employee benefits               (119,870)         (173,847)
  Accumulated other
    comprehensive income (loss)             214,581          (384,098)
                                    ------------------ ----------------

         Total stockholders' equity      14,675,926        13,290,384

Commitments and contingencies                     -                 -
                                    ------------------- ---------------

         Total liabilities and
           stockholders' equity    $    152,896,853       143,262,300
                                    ================== ================


See accompanying notes to consolidated financial statements.


                    MNB BANCSHARES, INC. AND SUBSIDIARIES
                              MANHATTAN, KANSAS

                     Consolidated Statements of Earnings

                Years ended December 31, 2000, 1999, and 1998

                                                 2000      1999       1998
                                              ---------- ---------- -----------

Interest income:
  Loans                                      $  8,197,519  6,846,202  7,326,727
  Investment securities                         2,633,427  2,691,003  2,714,558
  Other                                            53,944     13,329    248,150
                                              ------------ ---------- ----------

            Total interest income              10,884,890  9,550,534 10,289,435
                                              ------------ --------- ----------

Interest expense:
  Deposits                                      5,264,385  4,285,924  5,035,706
  Other borrowings                                771,022    701,778    557,267
                                              ------------- --------- ----------

            Total interest expense              6,035,407  4,987,702  5,592,973
                                              ------------ ---------- ----------

            Net interest income                 4,849,483  4,562,832  4,696,462

Provision for loan losses                          85,000     15,000     90,000
                                              ----------- ---------- -----------

            Net interest income after
              provision for loan losses         4,764,483  4,547,832  4,606,462
                                              -----------  ---------  ----------

Noninterest income:
  Fees and service charges                      1,100,427    805,616    735,459
  Gains on sales of loans                          94,551    141,501    384,427
  Other                                            17,554     55,392     92,402
                                              ------------ --------- -----------

            Total noninterest income            1,212,532  1,002,509  1,212,288
                                              ------------ ---------- ----------

Noninterest expense:
  Compensation and benefits                     2,190,673  2,083,502  2,043,450
  Occupancy and equipment                         685,613    597,807    632,727
  Amortization                                    237,919    226,113    245,958
  Professional fees                               121,170    138,716    212,424
  Data processing                                 136,390    131,479    139,714
  Other                                         1,049,256  1,005,168  1,084,307
                                              ------------ ---------- ----------

            Total noninterest expense           4,421,021  4,182,785  4,358,580
                                              ----------- ----------- ---------

            Earnings before income taxes        1,555,994  1,367,556  1,460,170

Income taxes                                      476,059    463,317    478,142
                                              ----------- ---------- -----------

            Net earnings                     $  1,079,935  904,239    982,028
                                              =========== ========== ===========

Earnings per share:
  Basic                                      $   0.71      0.60       0.66
  Diluted                                        0.70      0.58       0.63
                                              =========== ========== ===========

See accompanying notes to consolidated financial statements.



                       MNB BANCSHARES, INC. AND SUBSIDIARIES
                                 MANHATTAN, KANSAS

      Consolidated Statements of Stockholders' Equity and Comprehensive Income

                   Years ended December 31, 2000, 1999, and 1998




                                                                            Accumulated
                                     Additional                   Unearned  other
                             Common  paid-in    Retained Treasury employee  comprehensive
                              stock  capital    earnings  stock   benefits  income (loss)  Total
                             ------- --------- --------  ------- ---------  -------------  -----

Balance at December 31,      $12,845 7,122,795 5,341,952       - (271,187)  69,444         12,275,849
                             ------- --------- --------- ------- ---------  ------        ----------

Comprehensive income:
  Net earnings                    -         -    982,028       -        -        -            982,028
  Change in fair value of
   securities
   available-for-sale,
   net of tax                     -         -          -       -        -  159,828            159,828
                             ------- ---------  -------- ------- --------- -------         ----------

       Total comprehensive
         income                   -         -    982,028       -        -  159,828          1,141,856
                             ------- ---------  -------- ------- --------- --------         ----------

Dividends paid ($.23 per
  share)                          -         -   (333,891)      -        -        -           (333,891)
Reduction of unearned employee
  benefits                        -         -          -       -   48,836        -             48,836
Issuance of 18,672 shares under
  stock compensation plans      187   108,836          -       -        -        -            109,023
5% stock dividend (64,844
  shares)                       648   967,894   (968,542)      -        -        -                  -
                             ------- --------   --------- ------- -------- --------        -----------

Balance at December 31, 1998 13,680 8,199,525  5,021,547        - (222,351) 229,272         13,241,673

Comprehensive income:
  Net earnings                    -         -    904,239        -        -        -            904,239
  Change in fair value of
   securities
   available-for-sale,
   net of tax                     -         -         -         -        -  (613,370)         (613,370)
                             ------- --------  -------- --------- --------- ---------      -----------

       Total comprehensive
       income (loss)                        -         -    904,239        -        -  (613,370)          290,869
                             ------- --------   ---------  ------- -------- ---------      -----------

Dividends paid ($.24 per
  share)                          -         -   (353,544)       -        -          -         (353,544)
Reduction of unearned employee
  benefits                        -         -          -        -   48,504          -           48,504
Issuance of 12,419 shares under
  stock compensation plans      124    62,758          -        -        -          -           62,882
5% stock dividend (68,908
  shares)                       689   749,616   (750,305)       -        -          -                -
                             ------- --------   --------- ------- --------   ---------      ----------

Balance at December 31, 1999 14,493 9,011,899  4,821,937        - (173,847)  (384,098)      13,290,384

Comprehensive income:
  Net earnings                    -         -  1,079,935        -        -          -        1,079,935
  Change in fair value of
   securities
   available-for-sale,
   net of tax                     -         -          -        -        -    598,679          598,679
                             ------- -------- ----------   ------ --------   --------      -----------

       Total comprehensive
         income                   -         - 1,079,935         -        -    598,679        1,678,614
                             ------- -------- ---------    ------ --------   --------    --------------

Dividends paid ($.25 per
  share)                          -         - (371,238)         -        -          -         (371,238)
Reduction of unearned employee
  benefits                        -         -        -          -   53,977          -           53,977
Issuance of 19,112 shares under
  stock compensation plans      191    69,446        -          -        -          -           69,637
Purchase of treasury shares
  (5,681 shares)                  -         -        -    (45,448)       -          -          (45,448)
5% stock dividend (72,094
  shares)                       664   552,946 (599,058)    45,448        -          -                -
                             ------- -------- ---------   ------- --------    --------   --------------

Balance at December 31, 2000 $15,348 9,634,291 4,931,576        - (119,870)    214,581       14,675,926
                             ======= ========= ========   ======= =========    =======       ==========


See accompanying notes to consolidated financial statements.





                  MNB BANCSHARES, INC. AND SUBSIDIARIES
                            MANHATTAN, KANSAS

                  Consolidated Statements of Cash Flows

              Years ended December 31, 2000, 1999, and 1998




                                               2000       1999         1998
                                           -------------------------------------

Cash flows from operating
activities:
 Net earnings                             $   1,079,935    904,239      982,028
 Adjustments to reconcile net
   earnings provided by operating
   activities:
    Provision for loan losses                    85,000     15,000       90,000
    Depreciation and amortization               549,538    509,395      561,196
    Amortization of loan fees                   (13,706)   (35,343)     (55,232)
    Deferred income taxes                        26,600     47,400     (129,400)
    Net (gain) loss on sales of investment
     securities available-for-sale,
     premises and equipment, and
     other real estate                           30,368      (7,147)     (11,068)
    Net gain on sales of loans                  (94,551)   (141,501)    (384,427)
    Proceeds from sale of loans               8,674,665  12,397,598   33,323,344
    Origination of loans for sale            (8,209,171)(12,251,543) (32,950,902)
    Accretion of discounts and
     amortization of premiums on
     investment securities, net                  38,140      78,119       43,173
    Changes in assets and
     liabilities:
    Accrued interest and other
     assets                                    (347,658)    (81,103)      94,175
    Accrued expenses, taxes, and
     other liabilities                          118,318     268,232    (121,929)
                                           -------------  -----------  -------------

       Net cash provided by
       operating activities                   1,937,478   1,703,346    1,440,958
                                           ------------  -----------  --------------

Cash flows from investing
activities:
 Net (increase) decrease in loans            (6,407,724)(12,756,422)  10,368,287
 Maturities and prepayments of investment
   securities held-to-maturity                  684,328     552,959    4,344,489
 Proceeds from sale of investment
   securities held-to-maturity                        -     102,317            -
 Proceeds from sale of branch                         -           -      973,284
 Maturities and prepayments of investment
   securities available-for-sale             13,248,519  13,920,118   13,864,202
 Purchases of investment
   securities available-for-sale            (17,959,385)(15,895,185) (27,114,772)
 Proceeds from sale of investment
   available-for-sale                         2,280,547   5,904,906      560,024
 Proceeds from sales of foreclosed
   assets                                        29,636      50,000      142,879
 Purchases of premises and equipment, net      (273,973)   (339,460)    (260,359)
 Improvements of other real estate               (8,659)     (4,600)           -
 Net cash received in branch
   acquisitions                              13,063,585           -            -
                                           ------------ ------------ -------------

       Net cash provided by (used
         in) investing activities         $   4,656,874  (8,465,367)   2,878,034
                                           ------------  -----------  --------------
Cash flows from financing
activities:
 Net increase (decrease) in
   deposits                               $   3,418,517  (2,725,693)  (4,396,004)
 Net decrease in securities sold
   under agreements to repurchase                     -           -     (549,615)
 Federal Home Loan Bank borrowings
   (repayments), net                        (10,022,140) 11,047,860     (821,427)
 Repayments on note payable                    (125,000)   (830,000)  (1,150,000)
 Issuance of common stock under stock
   option plan                                   69,637      62,882      109,023
 Payment of dividends                          (371,238)   (353,544)    (333,891)
 Purchase of treasury stock                     (45,448)          -            -
                                           ------------- ------------ ------------

       Net cash provided by (used
         in) financing activities            (7,075,672)  7,201,505   (7,141,914)
                                           -------------  ---------- --------------

       Net increase (decrease) in
         cash and cash equivalents             (481,320)    439,484   (2,822,922)

Cash and cash equivalents at
  beginning of year                           4,315,013   3,875,529    6,698,451
                                           ------------- ----------- -------------

Cash and cash equivalents at end
  of year                                 $   3,833,693   4,315,013    3,875,529
                                           ============= =========== =============

Supplemental disclosure of cash
  flow information:
Cash paid during the year for
  income taxes                            $     424,000     240,000      702,000
                                           ============ ============ =============

 Cash paid during the year for
   interest                               $   5,957,000   4,978,000    5,623,000
                                           ============ ============ =============

Supplemental schedule of noncash
investing and
 financing activities:
   Transfer of loans to real
   estate owned                           $     369,000     105,000       39,000
   Branch acquisitions:
    Liabilities assumed                      13,827,000           -            -
    Fair value of assets acquired               764,000           -            -
                                           ============ =========== ==============

   Branch sale:
    Liabilities sold                      $           -          -     2,769,000
    Assets sold                                       -          -     3,742,000
                                           ============ =========== =============


See accompanying notes to consolidated financial statements.




                     MNB BANCSHARES, INC. AND SUBSIDIARIES
                               MANHATTAN, KANSAS

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998


(1)  Summary of Significant Accounting Policies

     (a)Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of MNB Bancshares, Inc. (the Company) and its wholly owned subsidiaries, principally Security National Bank (the Bank). Intercompany balances and transactions have been eliminated in consolidation.

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

     (g)Intangible Assets

        The Company's core deposit intangible asset and goodwill is being amortized over ten (accelerated) and fifteen (straight-line) years, respectively. When facts and circumstances indicate potential impairment, the Company evaluates the recoverability of asset carrying values, including intangible assets, using estimates of undiscounted future cash flows over remaining asset lives. When impairment is indicated, any impairment loss is measured by the excess of carrying values over fair values. No impairment losses have been recorded during 2000, 1999, or 1998.

        Goodwill and core deposit  amortization  was  $237,919,  $226,113,  and
        $245,958 in 2000, 1999, and 1998, respectively. The remaining unamortized balances of such assets at December 31, 2000 and 1999 aggregated $2,847,836 and $2,298,997, respectively.


     (h)Income Taxes

        The Company files a consolidated federal income tax return with its subsidiaries, and records deferred tax assets and liabilities for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (i)Use of Estimates

        Management   of  the  Company  has  made  a  number  of  estimates  and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

     (j)Comprehensive Income

        The Company's only component of other comprehensive income is the unrealized holding gains and losses on available-for-sale securities as shown below:




                                                      For the years ended
                                                          December 31
                                                   -----------------------
                                                    2000     1999      1998
                                                  -------  -------    ------

Unrealized holding gains (losses)                 $935,242  (982,160) 268,694
Less reclassification adjustment for gains
  (losses)included in net income                   (30,368)    7,147   10,795
                                                    -------  -------   ------

        Net unrealized gains (losses) on
          securities                               965,610  (989,307) 257,899

Income tax expense (benefit)                       366,931  (375,937)  98,071
                                                   -------   -------   ------

        Other comprehensive income                $598,679  (613,370) 159,828

                                                   =======   =======  ======

     (k)Earnings Per Share

        Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during each year. Diluted earnings per share include the effect of all potential common shares outstanding during each year. Earnings per share for all periods presented have been adjusted to give effect to the 5% stock dividends paid by the Company annually since 1994, and the two-for-one stock split declared on January 21, 1998.


        The shares used in the calculation of basic and diluted income per share, which have been restated for the annual 5% stock dividends and the 1998 stock split, are shown below:




                                             For the years ended
                                                   December 31
                                          -------------------------
                                           2000     1999        1998
                                          -----     -----       -----
Weighted average common
   shares outstanding                   1,517,815   1,516,880   1,501,863
Stock options                              35,950      41,972      58,109
                                          -------     -------    --------

                                        1,553,765   1,558,852   1,559,972
                                        =========   =========   =========


(2)  Acquisitions

     On July 31, 2000, the Company acquired two branches from Commercial Federal Savings Bank in Osage City and Wamego, Kansas. The Company acquired the assets and assumed the liabilities of the branches, which consisted mainly of deposit accounts. The Company received $13.1 million cash in the transaction because the liabilities assumed exceeded the assets received. The acquisition was accounted for as a purchase and resulted in goodwill of approximately $787,000.

     The Company sold a branch in Beloit, Kansas in 1998. The sale of the branch included approximately $3.3 million of loans and $2.8 million of deposits. A premium of approximately $120,000, net of tax, was received from the buyer and offset against previously recorded goodwill.


(3)  Investment Securities

     A summary of investment securities information is as follows:




                                              December 31, 2000
                               ---------------------------------------
                                          Gross      Gross
                               Amortized unrealized unrealized Estimated
                                cost      gains     losses     fair value
                               --------  --------- --------- ---------

Held-to-maturity:
   Municipal obligations        $830,186     1,336       697    830,825
   Mortgage-backed securities     84,123       958         -     85,081
                                --------  --------- --------- ---------

        Total                   $914,309     2,294       697    915,906
                                ========  ========= ========= =========

Available-for-sale:
   U. S. government and agency
    obligations               $16,328,869  252,065    12,994   16,567,940
   Municipal obligations       12,567,754  158,727    20,049   12,706,432
   Mortgage-backed securities  15,447,731   66,407    98,058   15,416,080
   FHLB stock                   1,136,100        -         -    1,136,100
   Other investments              907,700        -         -      907,700
                                 --------  --------- -------   ---------

        Total                 $46,388,154  477,199   131,101   46,734,252
                               ==========  ========= ========= =========

                                         December 31, 1999
                               ---------------------------------------

                                          Gross      Gross
                               Amortized unrealized  unrealized  Estimated
                                cost      gains      losses      fair value
                               --------  ---------   ---------   ---------

Held-to-maturity:
   Municipal obligations      $1,506,837     1,503       3,952    1,504,388
   Mortgage-backed securities     96,431     1,265           -       97,696
                                --------  ---------  ---------    ---------

        Total                 $1,603,268     2,768       3,952    1,602,084
                               =========  ========   =========    =========

Available-for-sale:
   U. S. government and agency
    obligations              $18,811,540     4,400     193,295   18,622,645
   Municipal obligations       7,453,267       810     100,178    7,353,899
   Mortgage-backed securities 16,323,006     1,396     332,646   15,991,756
   FHLB stock                  1,111,200         -           -    1,111,200
   Other investments             322,700         -           -      322,700
                                --------  ---------  ---------    ---------

        Total                $44,021,713     6,606     626,119   43,402,200
                              ==========     =====     =======   ==========


     Maturities of investment securities at December 31, 2000 are as follows:

                                              Amortized Estimated
                                              cost       fair value
                                              ---------  ---------

Held-to-maturity:
   Due in less than one year                  $473,380     473,181                                                  $
   Due after one year but within five years    356,806     357,644
   Mortgage-backed securities                   84,123      85,081
                                              ---------   ---------

        Total                                 $914,309     915,906                                                  $
                                              =========  =========

Available-for-sale:
   Due in less than one year                $5,068,555    5,059,113                                                 $
   Due after one year but within five years 18,728,798   18,988,303
   Due after five years                      5,099,269    5,226,956
   Mortgage-backed securities and other
     investments                            17,491,532   17,459,880
                                            ----------   ----------

        Total                              $46,388,154   46,734,252
                                            ==========   ==========


   Except for U.S. government and agency obligations, no investment in a single issuer exceeded 10% of stockholders' equity.

   At December 31, 2000 and 1999, securities pledged to secure public funds on deposit had a carrying value of approximately $32 million and $30 million, respectively.

(4)  Loans

     Loans consist of the following at December 31:



                                                  2000         1999
                                                  -------      ------

Real estate loans:
   One-to-four family residential               $28,539,735  27,125,681
   Commercial                                    32,050,399  31,635,398
Commercial loans                                 24,326,775  20,482,825
Consumer loans                                    8,686,434   7,168,702
Student loans                                     1,500,635   1,876,948
                                                  ---------  ----------

        Total                                    95,103,978  88,289,554

Less:
   Loans in process                                  77,672       5,159
   Deferred loan fees                                72,194      66,629
   Allowance for loan losses                      1,277,258   1,248,758
                                                  ---------   ---------

        Loans, net                              $93,676,854  86,969,008
                                                 ==========  ==========


     The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet customer financing needs. These financial instruments consist principally of commitments to extend credit. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company's exposure to credit loss in the event of nonperformance by the other party is represented by the contractual amount of those instruments. In the normal course of business, there are various commitments and contingent liabilities, such as guarantees, commitments to extend credit, letters of credit, and lines of credit, which are properly not recorded in the accompanying consolidated financial statements. The Company generally requires collateral or other security on unfunded loan commitments and irrevocable letters of credit. Commitments to extend credit and lines of credit aggregated approximately $14.7 million and $16.4 million at December 31, 2000 and 1999, respectively.

     The Company is exposed to varying risks associated with concentrations of credit relating primarily to lending activities in specific geographic areas. The Company's principal lending area consists of the cities of Manhattan, Auburn, Topeka, Wamego, and Osage City, Kansas and the surrounding communities, and substantially all of the Company's loans are to residents of or secured by properties located in its principal lending area. Accordingly, the ultimate collectibility of the Company's loan portfolio is dependent upon market conditions in those areas. These geographic concentrations are considered in management's establishment of the allowance for loan losses.

     A summary of the activity in the allowance for loan losses is as follows:



                                            2000       1999      1998
                                            -------    -------   --------

      Balance at beginning of year         $1,248,758  1,291,901 1,335,024
      Provision                                85,000     15,000    90,000
      Charge-offs                             (72,310)  (114,101) (170,977)
      Recoveries                               15,810     55,958    37,854
                                            ---------  --------- ---------

      Balance at end of year               $ 1,277,258  1,248,758 1,291,901
                                             =========  ========= =========

     At December 31, 2000 and 1999, impaired loans, including nonaccrual loans, aggregated approximately $406,000 and $466,000, respectively.

     The Bank serviced loans for others of $13.3 million and $15.2 million at December 31, 2000 and 1999, respectively. Because the Bank sold substantially all loans originated for sale on a servicing released basis, no additional gains on sales or related mortgage servicing assets were recorded during 2000, 1999, or 1998.

     The Bank had loans to directors and officers at December 31, 2000, which carry terms similar to those for other loans. A summary of such loans is as follows:


     Balance at beginning              $1,756,916
     New loans                            354,422
     Payments                            (169,357)
                                         --------

     Balance at end of year           $ 1,941,981
                                        =========


(5)  Premises and Equipment

     Premises and equipment consist of the following at December 31:



                                                   2000          1999
                                                 --------      --------

Land                                         $   353,412       353,412
Office buildings and improvements              2,175,737     2,131,167
Furniture and equipment                        2,076,769     1,877,026
Automobiles                                      186,565       171,760
                                                --------      --------

        Total                                  4,792,483     4,533,365

Less accumulated depreciation                  2,538,754     2,245,337
                                               ---------     ---------

        Total                                 $2,253,729     2,288,028
                                               =========     =========



     The Company has multiyear operating lease agreements for several of its branch locations. The Company's minimum lease commitments in future years are:


                    Year ending
                    December 31,   Amount
                    ------------   ------

                      2001       $ 95,184
                      2002         95,184
                      2003         95,184
                      2004         95,184
                      2005         54,332
                                 --------
                      Total     $ 435,068
                                =========


     Total rent expense for the years ended December 31, 2000, 1999, and 1998 was $85,797, $42,601, and $42,540, respectively.


(6)  Time Deposits

     Maturities of time deposits are as follows at December 31, 2000:


           Year     Amount
           ------  ---------

           2001   $51,761,295
           2002     6,811,066
           2003     2,379,004
           2004     1,859,066
           2005       300,887
                    ---------

           Total  $63,111,318
                    =========




(7)  Federal Home Loan Bank Advances

     There were no short-term advances outstanding at December 31, 2000. Short-term advances from the FHLB at December 31, 1999 were $7,440,000, with rates ranging from 5.40% to 5.97%. Long-term advances from the FHLB at December 31, 2000 and 1999 amount to $3,892,870 and $7,250,010, respectively. Maturities of such advances at December 31, 2000 are summarized as follows:



                              Year ending
                              December 31,   Amount     Rates
                              -------------  ------- ------------

                              2002     $ 2,285,720      6.24% - 6.95%
                              2003         607,150      6.83% - 7.23%
                              2004       1,000,000      6.44%
                                          -------

                                       $ 3,892,870
                                         =========


     The Bank has a line of credit, renewable annually in September, with the FHLB under which there were outstanding borrowings of $1,740,000 and $965,000 at December 31, 2000 and 1999, respectively. Interest on any outstanding balances on the line of credit accrues at the federal funds rate plus .15% (6.90% at December 31, 2000).

     Although no loans are specifically pledged, the FHLB requires the Bank to maintain eligible collateral (qualifying loans and investment securities) that has a lending value at least equal to its required collateral. At December 31, 2000, the Bank's total borrowing capacity with the FHLB was approximately $26.4 million.


(8)  Other Borrowings

     Other borrowings include a note payable relating to the Company's Employee Stock Ownership Plan (the ESOP) (see note 10) with an unrelated financial institution and a $2,500,000 line of credit with another unrelated financial institution. The ESOP loan of $119,870 and $173,847 at December 31, 2000 and 1999, respectively, bears interest at the prime rate (9.50% at December 31, 2000), is due in 2002, and is secured by the 21,923 unallocated shares of Company common stock held by the ESOP. The Company's line of credit had outstanding balances of $745,000 and $870,000 at December 31, 2000 and 1999, respectively, bears interest at the prime rate less .5%, is due December 31, 2002, and is secured by all of the Bank stock owned by the Company.

(9)  Income Taxes

     Total income tax expense for 2000, 1999, and 1998 is allocated as follows:



                                 2000    1999     1998
                                 ------  ------   -------

      Operations               $ 476,059  463,317  478,142
      Stockholders' equity       366,931 (375,937)  98,071
                                 ------  -------   ------

                               $ 842,990   87,380  576,213
                                 =======  =======  =======


     The components of income tax expense allocated to earnings are as follows:


                                   2000     1999    1998
                                 -------  -------  -------

                       Current $ 449,459  415,917  607,542
                       Deferred   26,600   47,400 (129,400)
                                  ------- ------- -------

                               $ 476,059  463,317  478,142
                                 =======  ======   =======

                       Federal $ 401,059  392,917  429,736
                       State      75,000   70,400   48,406
                                -------  -------  -------

                               $ 476,059  463,317  478,142
                                 =======  =======  =======


     The reasons for the difference between actual income tax expense and expected income tax expense allocated to earnings before extraordinary loss at the 34% statutory federal income tax rate are as follows:



                                                     2000    1999    1998
                                                     ------- ------- -------

     Expected income tax expense at statutory rate  $529,038  464,969 496,458
     Tax-exempt interest                            (135,182)(108,974)(63,000)
     Nondeductible amortization                       40,182   40,182  59,565
     State income taxes                               49,500   46,464  31,947
     Tax credit                                      (28,700) (15,900)     -
     Other, net                                       21,221   36,576 (46,828)
                                                     -------  -------  -------

                                                   $ 476,059  463,317 478,142
                                                     =======  ======= =======

     The  tax  effects  of  temporary   differences   that  give  rise  to  the
     significant portions of the deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:



                                                          2000     1999
                                                        -------  -------
       Deferred tax assets:
         Unrealized loss on investment securities
           available-for-sale                           $      -  235,400
         Allowance for loan losses                       384,000  376,000
         State taxes                                         800        -
         Other                                             8,300   23,000
                                                         -------  -------

        Total deferred tax assets                        393,100  634,400
                                                         -------  -------

Deferred tax liabilities:
   Unrealized gain on investment securities
    available-for-sale                                   131,500       -
   Core deposit intangible                                32,000   47,000
   FHLB stock dividends                                  255,000  255,000
   Premises and equipment                                 27,000   15,500
   State taxes                                                 -    4,000
   Other                                                  70,500   95,500
                                                         -------  -------

        Total deferred tax liabilities                   516,000  417,000
                                                         -------  -------

        Net deferred tax asset(liability)              $(122,900) 217,400
                                                         =======  =======

     A valuation allowance for deferred tax assets was not necessary at December 31, 2000 or 1999.


(10) Employee Benefit Plans

     Qualified employees of the Company and the Bank may participate in an employee stock ownership plan. The ESOP borrowed under a bank loan agreement (note 8) with the proceeds used to acquire the Company's common stock. At December 31, 2000, the ESOP held 112,703 shares of Company common stock. Contributions, along with dividends on unallocated shares of common stock, are used by the ESOP to make payments of principal and interest on the bank loan. Because the Company has guaranteed the ESOP's borrowing, the outstanding note payable balance is recorded as unearned compensation, which is presented as a reduction of stockholders' equity in the accompanying consolidated balance sheets. Unearned compensation is reduced as the related note payable is reduced. ESOP contributions by the Bank charged to compensation and benefits expense in 2000, 1999, and 1998 were approximately $46,000, $45,000, and $55,000, respectively.

     The Company has a stock option plan for directors and selected officers and employees. The exercise price of options granted under the plan is at least equal to the fair market value on the date of grant. The options vest over varying periods of time and are exercisable for up to ten years. Information with respect to option activity (as adjusted for stock dividends and split) is as follows:



                                           Number   Weighted average
                                           of       exercise price
                                           shares   per share
                                           -------  --------------

Outstanding at December 31, 1997            86,200   $ 4.65

Effect of 5% stock dividend                  3,635        -
Issued                                       4,071    13.13
Exercised                                  (17,192)    5.20
                                            -------

Outstanding at December 31, 1998            76,714     4.75

Effect of 5% stock dividend                  3,223        -
Issued                                         250    13.00
Exercised                                  (12,419)    5.06
                                           -------

Outstanding at December 31, 1999            67,768     4.50

Effect of 5% stock dividend                  4,854        -
Issued                                      29,400     8.38
Exercised                                  (18,713)    3.55
                                           -------

Outstanding at December 31, 2000            83,309     5.84
                                           =======  ========

Options exercisable at December 31, 2000    52,047   $ 4.34
                                            ======= ========

     Options outstanding at December 31, 2000 were exercisable at prices ranging from $3.55 to $11.90.


     In accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company has chosen not to apply the accounting provision of SFAS No. 123 in its consolidated financial statements but rather to disclose pro forma amounts. The fair value of the options granted in 1998, 1999, and 2000 were estimated utilizing the following assumptions: dividend yields of 1.8%, 1.9%, and 1.9%; volatility of 17.2%, 17.2%, and 17.2%; risk-free interest rate of 6.5%, 7.0%, and 7.0%; and expected lives of five years, respectively. Pro forma net earnings and diluted net earnings per share for 2000, applying the disclosure provisions of SFAS No. 123, would have been approximately $1,059,000 and $.68. Pro forma net earnings and earnings per share for 1999 and 1998, applying the disclosure provisions of SFAS No. 123, would be the same as those amounts reflected in the accompanying consolidated statements of earnings.

     The Company has adopted an incentive program whereby bonuses are awarded if certain annual profitability thresholds are achieved. The incentive program also allows for discretionary bonuses. The Company recorded bonuses under the incentive programs of approximately $7,000, $31,000, and $6,000 in 2000, 1999, and 1998, respectively. In 2000 and 1998, accrued bonuses payable were used to purchase 399 shares and 1,480 shares of common stock from the Company for $3,142 and $19,703, respectively.

(11) Fair Value of Financial Instruments

     Fair value estimates of the Company's financial instruments as of December 31, 2000 and 1999, including methods and assumptions utilized, are set forth below:



                                   2000                 1999
                            -------------------       --------------------
                            Carrying  Estimated        Carrying    Estimated
                            amount    fair value       amount      fair value
                            --------- ---------        ---------    ---------

Investment securities    $ 47,648,561    47,650,000    45,005,468   45,004,000
                           =========     =========     =========    =========

Loans, net of unearned fees
   and allowance for loan
   losses                $ 93,676,854    92,474,000    86,969,008   83,182,000
                          =========      =========     =========    =========

Noninterest bearing demand
   deposits             $ 10,721,389     10,721,000    10,124,653   10,125,000
Money market and NOW
   deposits               44,390,474     44,390,000    37,073,098   37,073,000
Savings deposits          11,962,879     11,963,000    10,017,267   10,017,000
Time deposits             63,111,318     62,855,000    55,121,311   54,981,000
                          ---------      ---------     ---------    ---------

        Total deposits $ 130,186,060    129,929,000   112,336,329  112,196,000
                         =========      ============  ============ ===========

FHLB advances        $     5,632,870      5,687,000    15,655,010   15,456,000
                         =========        =========    ==========   ==========

Other borrowings          $  864,870        865,000     1,043,847    1,044,000
                           =========      =========    ==========    =========

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

(12) Regulatory Capital Requirements

     Current regulatory capital regulations require financial institutions to meet three different regulatory capital requirements. Institutions are required to have minimum leverage capital equal to 4% of total average assets, minimum Tier 1 risk-based capital equal to 4% of total risk-weighted assets, and total qualifying capital equal to 8% of total risk-weighted assets in order to be considered "adequately capitalized." Management believes that, as of December 31, 2000, the Company and the Bank meet all capital adequacy requirements to which they are subject. The following is a comparison of the Company's regulatory capital to minimum capital requirements at December 31, 2000 (dollars in thousands):



                                                                              To be well-
                                                      For capital        capitalized under
                                                      adequacy           prompt corrective
                                    Actual            purposes           action provisions
                              -------------      --------------           -----------------
                              Amount  Ratio      Amount   Ratio           Amount   Ratio
                             ------- -----      -------   -----           -------  -----

As of December 31, 2000:
   Total capital
    (to risk-weighted assets) 12,828  13.21%  $=> 7,771    => 8.00%         $=> 9,714  => 10.00%
   Tier 1 capital
    (to risk-weighted assets) 11,614  11.96    => 3,885    => 4.00           => 5,828  =>  6.00
   Tier 1 capital
    (to average assets)       11,614   7.90    => 5,883    => 4.00           => 7,354  =>  5.00
                             =======  =====    =======       =====            =======     =====
As of December 31, 1999:
   Total capital
    (to risk-weighted assets) 12,515  13.72%  $=> 7,297    => 8.00%        $=> 9,122  => 10.00%
   Tier 1 capital
    (to risk-weighted assets) 11,375  12.47    => 3,649    => 4.00          => 5,473  =>  6.00
   Tier 1 capital
    (to average assets)       11,375   8.15    => 5,583    => 4.00          => 6,979  =>  5.00
                              =======  =====    =======    =====             =======  =====


(13) Parent Company Condensed Financial Statements

     Following is condensed financial information of the Company as of and for the years ended December 31, 2000 and 1999:



                              Condensed Balance Sheets
                             December 31, 2000 and 1999

                   Assets                             2000       1999
                                                   ---------   --------

Cash                                           $      8,014      25,293
Investment securities                                17,500      17,500
Investment in subsidiary                         15,532,720  14,310,313
                                                  ---------   --------

        Total assets                           $ 15,558,234  14,353,106
                                                  =========   ========

Liabilities and Stockholders' Equity

Borrowed funds                                  $   864,870   1,043,847
Other                                                17,438      18,875
Stockholders' equity                             14,675,926  13,290,384
                                                 ---------    --------

  Total liabilities and stockholders' equity   $l15,558,234  14,353,106
                                                 =========    ========



                          Condensed Statements of Earnings
                   Years ended December 31, 2000, 1999, and 1998



                                                2000     1999      1998
                                            --------- --------  --------

Dividends from subsidiary                 $  552,298   1,111,352  1,357,335
Interest income                                1,119       3,187     10,400
Interest expense                             (82,004)    (86,048)  (209,485)
Other expense, net                           (80,112)   (102,180)   (98,998)
                                            ---------   --------   --------

  Income before equity in undistributed
    earnings of subsidiary                   391,301    926,311   1,059,252

Increase (decrease) in undistributed equity
   of subsidiary                             623,728    (89,243)   (224,227)
                                           ---------   --------    --------

        Earnings before income taxes       1,015,029    837,068    835,025

Income tax benefit                            64,906     67,171    147,003
                                           ---------   --------   --------

        Net earnings                     $ 1,079,935    904,239   982,028
                                          =========    ========   ========




                        Condensed Statements of Cash Flows
                   Years ended December 31, 2000, 1999, and 1998

                                                     2000        1999      1998
                                                   ---------    --------  --------

Cash flows from operating activities:
   Net earnings                                  $ 1,079,935    904,239    982,028
   (Increase) decrease in undistributed equity
    of subsidiary                                   (623,728)    89,243    224,227
   Other                                              (1,437)    75,371     (8,683)
                                                   ---------   --------   --------

        Net cash provided by operating activities    454,770  1,068,853  1,197,572
                                                    ---------  --------   --------

Cash flows from investing activities:
   Maturity of investment securities                        -         -    150,000
   Investment in subsidiary                                 -         -    (25,589)
                                                    ---------  --------   --------

        Net cash provided by investing activities           -         -    124,411
                                                    ---------  --------   --------

Cash flows from financing activities:
   Issuance of shares under stock option plan          69,637    62,882    109,023
   Repayments on note payable                       (125,000)  (830,000)(1,150,000)
   Purchase of treasury stock                        (45,448)         -          -
   Payment of dividends                             (371,238)  (353,544)  (333,891)
                                                    ---------  --------  --------

        Net cash used in financing activities       (472,049)(1,120,662)(1,374,868)
                                                    --------- --------  --------

        Net decrease in cash                         (17,279)   (51,809)   (52,885)

Cash at beginning of year                             25,293     77,102    129,987
                                                     --------- --------  --------

Cash at end of year                               $    8,014     25,293    77,102
                                                      ========= ========  ========


     Dividends paid by the Company are provided through subsidiary Bank dividends. At December 31, 2000, the Bank could distribute dividends of up to $311,000 without prior regulatory approvals.


CORPORATE INFORMATION

DIRECTORS OF MNB BANCSHARES, INC. AND SECURITY NATIONAL BANK

Brent A. Bowman, Chairman
President
Brent A. Bowman and
  Associates Architects, P.A.

Patrick L. Alexander
President and Chief Executive Officer
MNB Bancshares, Inc. and Security National Bank

William F. Caton*
Broker, Senior Vice President
Chapman Securities, Inc.

Joseph L. Downey
Retired Senior Consultant, Director and Executive
Dow Chemical Company

Charles D. Green
Retired Attorney
Arthur-Green LLP

Vernon C. Larson
Retired Assistant Provost and
Director of International Programs
  Kansas State University

Jerry R. Pettle
Retired Dentist
Dental Associates of Manhattan, P.A.

Susan E. Roepke
Retired Vice President, Secretary and Treasurer, MNB Bancshares, Inc. Retired Senior Vice President/Secretary/Cashier, Security National Bank

Donald J. Wissman
Retired President, Grain Industry Alliance

*Bank Director only



EXCUTIVE OFFICERS OF MNB BANCSHARES, INC.

Patrick L. Alexander
President and Chief Executive Officer

Mark A. Herpich
Chief Financial Officer
Vice President, Secretary and Treasurer

EXECUTIVE OFFICERS OF SECURITY NATIONAL BANK

Patrick L. Alexander
President and Chief Executive Officer

Mark A. Herpich
Senior Vice President, Secretary and Cashier

Michael E. Scheopner
Executive Vice President, Credit Risk Manager

Dean R. Thibault
Executive Vice President

Dennis D. Wohler
Senior Vice President

STOCK PRICE INFORMATION

   Our common stock trades on the Nasdaq Small-Cap Market tier of the Nasdaq Stock Market under the symbol "MNBB". At December 31, 2000, we had approximately 440 stockholders of record. Set forth below are the reported high and low bid prices of the common stock and dividends paid during the past two years. Information presented below has been restated to give effect to the 5% stock dividends paid in 2000 and 1999.



2000                     High      Low  Dividends
First Quarter           $8.63    $7.75    $0.0625
Second Quarter           8.25     7.63     0.0625
Third Quarter            9.00     7.56     0.0625
Fourth Quarter           9.75     7.88     0.0625

1999                     High      Low  Dividends
First Quarter          $12.50   $11.00    $0.0595
Second Quarter          12.38     8.75     0.0595
Third Quarter           10.50     9.06     0.0595
Fourth Quarter           9.50     8.25     0.0595

CORPORATE HEADQUARTERS
   800 Poyntz Avenue
   Manhattan, Kansas 66502

ANNUAL MEETING
   The  annual  meeting  of  stockholders  will  be held  at the  Kansas  State
University  Student  Union,   Bluemont  Room,   Manhattan,   Kansas  66506,  on
Wednesday, May 23, 2001 at 2:00 PM.

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

INDEPENDENT ACCOUNTANTS
   KPMG LLP
   1000 Walnut, Suite 1600
   Kansas City, Missouri 64199



                                                                   EXHIBIT 21.1

                     SUBSIDIARIES OF MNB BANCSHARES, INC.



      The only subsidiaries of the Company are Security National Bank, a national banking association with its main office located in Manhattan, Kansas, and with branch offices located in Auburn, Manhattan, Osage City, Topeka and Wamego, Kansas and MNB Acquisition Corporation, Inc., a Kansas Corporation.






                                                               EXHIBIT 23.1






                       Independent Accountants' Consent



   The Board of Directors
   MNB Bancshares, Inc.:


   We consent to incorporation by reference in the registration statement (No. 33-51710) on Form S-8 of MNB Bancshares, Inc. of our report, dated February 2, 2001, relating to the consolidated balance sheets of MNB Bancshares, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000, which report appears in the December 31, 2000 Annual Report on Form 10-K of MNB Bancshares, Inc.

                                       /s/ KPMG LLP


   Kansas City, Missouri
   March 16, 2001

                                                                 EXHIBIT 99.1




                         MNB BANCSHARES, INC.

                          800 Poyntz Avenue
                       Manhattan, Kansas 66505
                            (785) 565-2000



                            April 20, 2001


Dear Stockholder:

      On behalf of the board of directors and management of MNB Bancshares, Inc., we cordially invite you to attend our annual meeting of stockholders, to be held at 2:00 p.m. on Wednesday, May 23, 2001, at the Kansas State University Student Union, 17th and Anderson Avenue, Manhattan, Kansas. The accompanying notice of annual meeting of stockholders and proxy statement discuss the business to be conducted at the meeting. At the meeting we shall report on our operations and the outlook for the year ahead.

      Your board of directors has nominated three persons to serve as Class III directors, each of whom are incumbent directors. Your board of directors has selected and recommends that you ratify the appointment of KPMG LLP to continue as our independent public accountants for the year ending December 31, 2001.

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

                               Very truly yours,

                               MNB BANCSHARES, INC.



                               Patrick L. Alexander
                               President and Chief Executive Officer



                          800 Poyntz Avenue
                       Manhattan, Kansas 66505
                            (785) 565-2000

                              NOTICE OF
                    ANNUAL MEETING OF STOCKHOLDERS
                       TO BE HELD MAY 23, 2001

To the stockholders of

      MNB BANCSHARES, INC.

      The annual meeting of the stockholders of MNB Bancshares, Inc., a Delaware corporation, will be held at the Kansas State University Student Union, 17th and Anderson Avenue, Manhattan, Kansas, 66506, on Wednesday, May 23, 2001, at 2:00 p.m., local time, for the following purposes:

      1.   to elect three Class III directors for a term of three years.

      2. to approve the appointment of KPMG LLP as our independent public accountants for the fiscal year ending December 31, 2001.

      3. to transact such other business as may properly be brought before the meeting and any adjournments or postponements of the meeting.

      The board of directors has fixed the close of business on April 6, 2001, as the record date for the determination of stockholders entitled to notice of, and to vote at, the meeting. In the event there are not sufficient votes for a quorum or to approve or ratify any of the foregoing proposals at the time of the meeting, the meeting may be adjourned or postponed in order to permit further solicitation of proxies.

                               By order of the Board of Directors



                               Patrick L. Alexander
                               President and Chief
                               Executive Officer

Manhattan, Kansas
April 20, 2001



                           PROXY STATEMENT



      This proxy statement is furnished in connection with the solicitation by the board of directors of MNB Bancshares, Inc. of proxies to be voted at the annual meeting of stockholders to be held at the Kansas State University Student Union, 17th and Anderson Avenue, Manhattan, Kansas, 66506, on Wednesday, May 23, 2001, at 2:00 p.m., local time, and at any adjournments or postponements of the meeting.

      The board of directors would like to have all stockholders represented at the meeting.  If you do not expect to be present, please sign and return your proxy card in the enclosed
self-addressed, stamped envelope. You may revoke your proxy at any time before it is voted, by:

o     giving written notice to the corporate secretary of MNB
      Bancshares, provided such written notice is received prior to the annual meeting or any adjournments or postponements of the meeting;

o     submitting a later dated proxy; or

o by attending the annual meeting and choosing to vote in person.

The giving of a proxy will not affect your right to vote in person if you attend the meeting.

      Our principal executive office is located at 800 Poyntz Avenue, Manhattan, Kansas and its mailing address is P.O. Box 308, Manhattan, Kansas 66505. This proxy statement and the accompanying proxy card are being mailed to stockholders on or about April 20, 2001. Our 2000 annual report, which includes consolidated financial statements of MNB Bancshares and our subsidiary, is enclosed.

      We are the holding company for Security National Bank, Manhattan, Kansas. In addition to its main office in Manhattan, Security National Bank also has branch offices in Auburn, Manhattan, Osage City, Topeka and Wamego.

      Only holders of record of our common stock at the close of business on April 6, 2001, will be entitled to vote at the annual meeting or any adjournments or postponements of the meeting. On April 6, 2001, we had 1,563,905 shares of common stock, par value $0.01 per share, issued and outstanding. In the election of directors, and for all other matters to be voted upon at the annual meeting, each issued and outstanding share is entitled to one vote.

      All shares of common stock represented at the annual meeting by properly executed proxies received prior to or at the annual meeting, and not revoked, will be voted at the annual meeting in accordance with the instructions thereon. If no instructions are indicated, properly executed proxies will be voted for the nominees and for adoption of the proposal set forth in this proxy statement.

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

                        ELECTION OF DIRECTORS

      At the annual meeting of the stockholders to be held on May 23, 2001, the stockholders will be entitled to elect three Class III directors for a term expiring in 2004. The directors are divided into three classes having staggered terms of three years. The nominees for election as Class III directors are incumbent directors. We have no knowledge that any of the nominees will refuse or be unable to serve, but if any of the nominees becomes unavailable for election, the holders of the proxies reserve the right to substitute another person of their choice as a nominee when voting at the meeting.

      Set forth below is information concerning the nominees for election and for the other persons whose terms of office will continue after the meeting, including the age, year first elected a director and business experience during the previous five years as of April 6, 2001. The nominees, if elected at the annual meeting of stockholders, will serve as Class III directors for three year terms expiring in 2004. We unanimously recommend that you vote FOR each of the nominees for director.


                               NOMINEES

                          Position with MNB Bancshares              Director
Name                Age   and Security National Bank                Since
-----               ---   ----------------------------              --------

CLASS III
(Term Expires 2004)
Brent A. Bowman      51   Chairman of the Board of MNB
                          Bancshares and Security National Bank     1987

Charles D. Green     75   Director of MNB Bancshares and
                          Security National Bank                    1957

Vernon C. Larson     78   Director of MNB Bancshares and
                          Security National Bank                    1974

                         CONTINUING DIRECTORS

                          Position with MNB Bancshares              Director
Name                Age   and Security National Bank                Since
-----               ---   ----------------------------              --------

CLASS I
(Term Expires 2002)
Patrick L.           48   President, Chief Executive Officer
                          and Director MNB Bancshares and
                          Security National Bank                    1990

Joseph L. Downey     64   Director of MNB Bancshares and
                          Security National Bank                    1996

Jerry R. Pettle      62   Director of MNB Bancshares and
                          Security National Bank                    1978

CLASS II
(Term Expires 2003)
Susan E. Roepke      61   Director of MNB Bancshares and
                          Security National Bank                    1997

Donald J. Wissman    63   Director of MNB Bancshares and
                          Security National Bank                    1994



      All of our directors will hold office for the terms indicated, or until their earlier death, resignation, removal or disqualification, and until their respective successors are duly elected and qualified, and all executive officers hold office for a term of one year. There are no arrangements or understandings between any of the directors, executive officers or any other person pursuant to which any of our directors or executive officers have been selected for their respective positions, except that MNB Bancshares and Security National Bank have entered into an employment contract with Mr. Alexander. No director is related to any other director or executive officer of MNB Bancshares or its subsidiary by blood, marriage or adoption.

      The business experience of each nominee and continuing director for the past five years is as follows:

      Patrick L. Alexander became president and chief executive officer of the Manhattan Federal Savings and Loan Association (the predecessor-in-interest to Security National Bank) in 1990, and became the president and chief executive officer of MNB Bancshares and Security National Bank in 1992 and 1993, respectively. From 1986 to 1990, Mr. Alexander served as president of the Kansas State Bank of Manhattan, Manhattan, Kansas. Mr. Alexander serves as a member of the board of directors of the Big Lakes Foundation, Inc. and serves on the economic development committee of the Manhattan Chamber of Commerce.

      Brent A. Bowman has been president of Brent Bowman and Associates Architects, P.A., an architectural firm in Manhattan, Kansas, since 1979. He serves on the Big Lakes Developmental Center Board.

      Joseph L. Downey served as a director of Dow Chemical Co. for ten years until his retirement from the board in 1999. He was a Dow Senior Consultant from 1995 until 1999, after having served in a variety of executive positions with that company, including senior vice president from 1991 to 1994.

      Charles D. Green is a former partner in the Manhattan, Kansas law firm of Arthur-Green LLP from 1950 to 1993. Mr. Green formerly served as a director of the Commerce Bank, N.A., a wholly-owned subsidiary of CBI-Central Kansas, Inc., which is a wholly owned subsidiary of Commerce Bancshares, Inc., Kansas City, Missouri.

      Vernon C. Larson was the assistant provost and director of International Programs at Kansas State University, Manhattan, Kansas from 1962 until his retirement in 1991.

      Jerry R. Pettle is a dentist who practiced with Dental
Associates of Manhattan, P.A., in Manhattan, Kansas, from 1965 until his retirement in 1999. Dr. Pettle is a member of the Manhattan
Medical Center board of directors and is an examiner for the Kansas
Dental Board.

      Susan E. Roepke is a former vice president of MNB Bancshares, serving in that capacity from its inception in 1992 until she retired as an officer of MNB Bancshares and Security National Bank at the end of 1998. She also served in a number of senior management positions with Security National Bank since 1970, including senior vice president, secretary and cashier since 1993.

      Donald J. Wissman is the former chairman of DPRA Incorporated, an environmental/economic research and consulting firm headquartered in Manhattan, Kansas. He served in that capacity from 1987 to 1998. Dr. Wissman began his service with the firm in 1965 and served as vice president and senior vice president involved in economic and environmental regulatory consulting assignments. He is the founder and served as president of the Grain Industry Alliance from 1996-1998. He served as chairman and director of the Manhattan Chamber of Commerce and on the board of directors of the Kansas State University Research Foundation.

Board Committees and Meetings

      Presently, there are two committees of the board of directors: a stock option committee, which administers our stock option plan, and an audit committee. The full board of directors considers nominations to the board, and will consider nominations made by stockholders if such nominations are in writing and otherwise comply with our bylaws. The board of directors of Security National Bank has an executive committee and a directors' loan committee.

      The executive committee consists of directors Bowman (Chairman), Alexander, Roepke, Wissman and Mr. William F. Caton, a director of Security National Bank. The executive committee has authority to perform policy reviews, oversee and direct compensation and personnel functions, monitor marketing and CRA activities, review and approve the budget and asset/liability position and undertake other organizational issues and planning discussions as deemed appropriate. The committee meets monthly on a regularly scheduled basis and more frequently if necessary. During 2000 the committee met eleven times.

      The director' loan committee consists of directors Green (Chairman), Alexander, Downey, Larson and Pettle. The directors' loan committee is responsible for policy review and oversight of the loan and investment functions. It has the authority to approve loans in excess of the officers' loan committee lending authority up to legal lending limits, subject to certain exceptions which apply to certain levels of unsecured and insider loans which must be approved by the entire board of directors. The committee reviews the allowance for loan losses for adequacy and reviews in detail lending and investment activities. The committee meets monthly on a regularly scheduled basis and more frequently if necessary. During 2000 the committee met twelve times.

      The audit committee consists of directors Pettle (Chairman), Bowman, Larson, Wissman and Mr. Caton, a director of Security National Bank. The audit committee is responsible for overseeing the internal and external audit functions. It approves internal audit staffing, salaries and programs. The internal auditor reports directly to the committee on audit and compliance matters. The committee also reviews and approves the scope of the annual external audit and consults with the independent auditors regarding the results of their auditing procedures. The committee normally meets quarterly. During 2000 the committee met four times. A copy of the audit committee charter is attached to this proxy statement as Exhibit A.

      The stock option committee consists of directors Bowman
(Chairman), Alexander, Roepke, Wissman and Mr. Caton, a director of
Security National Bank. The stock option committee administers the stock option plan and has the authority, among other things, to select the employees to whom options will be granted, to determine the terms of each option, to interpret the provisions of the stock option plan and to make all determinations that it may deem necessary or advisable for the administration of the stock option plan. During 2000 the committee met twice. Mr. Alexander did not participate in any discussions pertaining to his option grants.

      A total of twelve regularly scheduled and special meetings were held by the board of directors of MNB Bancshares during 2000.
During 2000, all directors attended at least 75 percent of the meetings of the board and the committees on which they serve.

      Directors receive no fees for attendance at regularly scheduled meetings of the board of directors and they receive $100 for attendance at special meetings. Directors of Security National Bank receive fees of $400 per month plus $100 per meeting for attendance at regularly scheduled meetings of the board of directors and $100 per month for attendance at regularly scheduled meetings of committees, except that Mr. Alexander does not receive additional amounts for attendance at committee meetings.

                        EXECUTIVE COMPENSATION

      The following table sets forth information concerning the compensation paid or granted to our chief executive officer for the past three fiscal years. None of the remaining executive officers of MNB Bancshares or Security National Bank had an aggregate salary and bonus which exceeded $100,000.

===========================================================================

                        SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------
                                                Long Term
                                 Annual       Compensation
                              Compensation       Awards
---------------------------------------------------------------------------
      (a)           (b)       (c)      (d)         (g)           (i)

                                               Securities     All Other
    Name and     Year Ended                    Underlying    Compensation
   Principal     December   Salary($)Bonus($) Options/SARs(#)   ($)(2)
    Position        31st
  ===========================================================================


Patrick L.          2000    $ 161,442  ---         ---          $9,000
Alexander           1999      155,313 $5,000       ---           8,590
President and       1998      145,315  ---         ---           8,516
Chief Executive
Officer

---------------------------------------------------------------------------
____________________________


(1)   Includes amounts deferred.

(2) Represents contributions made to our employee stock ownership plan. The contribution to the employee stock ownership plan is expected to be approximately $9,000 for 2000.

      The following table sets forth certain information concerning the number and value of stock options at December 31, 2000 held by the chief executive officer.



============================================================================

      AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                             OPTION/SAR VALUES
----------------------------------------------------------------------------
                                         Number of
                                         Securities          Value of
                                         Underlying         Unexercised
                                        Unexercised        In-the-Money
                                      Options/SARs at     Options/SARs at
                                         FY-End (#)         FY-End ($)
                                            (d)                 (e)
                                     ---------------------------------------
                Shares     Value
     Name       Acquired  Realized
      (a)       on            ($)    Exercisable Unexercisable Exercisable Unexercisable
                Exercise      (c)
                   (#)
                   (b)
============================================================================

  Patrick L.       ---        ---    29,077(1)   ---            $180,178      $---
   Alexander

============================================================================
____________________________


(1)   Includes options resulting from stock dividends paid by MNB
Bancshares. Mr. Alexander exercised these reported options in February, 2001.

Employment Agreement

      In January, 1993, MNB Bancshares and Security National Bank entered into an employment agreement with Patrick L. Alexander. The employment agreement initially provided for an initial base salary of $94,605, which may be increased but not decreased, and an initial term of three years, with one year extensions thereafter unless the agreement has been terminated by us or Mr. Alexander. The term of the agreement will be extended three additional years upon any change in control of MNB Bancshares or Security National Bank, as defined in the agreement. The employment agreement will terminate upon the death or disability of Mr. Alexander, in the event of certain regulatory actions or upon notice by either us or Mr. Alexander, with or without cause. The employment agreement will be suspended in the event of a regulatory suspension of Mr. Alexander's employment. In the event of termination of Mr. Alexander's employment due to disability or without cause, we will be obligated to pay or to provide to him, as applicable, continued salary and benefits until the earlier of the expiration of the term of the agreement or his death. In the event Mr. Alexander's employment discontinues following a change in control of MNB Bancshares or Security National Bank, the successor to is obligated to make a lump sum payment to him equal to three times his then annual salary and to continue benefits until the earlier of three years or his death. For purposes of the employment agreement, Mr. Alexander's employment will be considered terminated following a change in control in the event his right to retain his position with Security National Bank or to exercise fully the authority, duties and responsibilities of such position is changed or terminated. The employment agreement includes a covenant which will limit the ability of Mr. Alexander to compete with Security National Bank in an area encompassing a fifty mile radius from the main office for a period of one year following the termination of his employment with Security National Bank. The geographic area covered by this provision constitutes a portion of Security National Bank's primary service area.

Executive Committee Report on Executive Compensation

      The executive committee has furnished the following report on executive compensation. The incorporation by reference of this proxy statement into any document filed with the Securities and Exchange Commission by MNB Bancshares shall not be deemed to include the report unless the report is specifically stated to be incorporated by reference into such document.

      The executive committee of the board of directors of Security National Bank is comprised of five directors and is responsible for recommendations to the board of directors of MNB Bancshares for compensation of executive officers of Security National Bank and MNB Bancshares. At this time no separate salary is paid to the officers of MNB Bancshares. In determining compensation, the following factors are generally taken into consideration:

o the performance of the executive officers in achieving the short and long term goals of MNB Bancshares;

o payment of compensation commensurate with the ability and expertise of the executive officers; and

o we attempt to structure compensation packages so that they are competitive with similar companies.

The committee considers the foregoing factors, as well as others, in determining compensation. There is no assigned weight given to any of these factors.

      Additionally, the executive committee considers various benefits, such as the employee stock ownership plan and the stock option plan, together with perquisites in determining compensation. The committee believes that the benefits provided through the stock based plans more closely tie the compensation of the officers to the interests of the stockholders and provide significant additional performance incentives for the officers which directly benefit the stockholders through an increase in the stock value.

      The executive committee felt it would be beneficial to shareholders to have executive officers take a portion of incentive pay in the form of shares of our stock. As a result of this thought process, the committee changed the incentive program, beginning in 1999, to enable officers to have the ability to take a portion or all of their after-tax incentive compensation in the form of our common stock.

      Annually, the executive committee evaluates four primary areas of performance in determining Mr. Alexander's level of compensation. These areas are:

o     long-range strategic planning and implementation;

o     our financial performance;

o our compliance with regulatory requirements and relations with regulatory agencies; and

o effectiveness of managing relationships with stockholders and the board of directors.

When evaluating our financial performance, the committee considers profitability, asset growth and risk management. The primary evaluation criteria are considered to be essential to the long-term viability and are generally given equal weight in the evaluation. Finally, the committee reviews compensation packages of peer institutions to ensure that Mr. Alexander's compensation is competitive and commensurate with his level of performance.

      The 2000 compensation of Mr. Alexander was based upon the factors described above and his substantial experience and length of service with the organization. During 2000, Mr. Alexander successfully headed our acquisition program, which included planning, analysis, and contacting a number of financial institutions. Mr. Alexander did not participate in any decisions pertaining to his compensation.

      Members of the executive committee are:

                      Brent A. Bowman, Chairman
                         Patrick L. Alexander
                           William F. Caton
                           Susan E. Roepke
                          Donald J. Wissman


Performance Graph

      The incorporation by reference of this proxy statement into any document filed with the Securities and Exchange Commission by MNB Bancshares shall not be deemed to include the following performance graph and related information unless the graph and related information are specifically stated to be incorporated by reference into the document.

      The following graph shows a five year comparison of cumulative total returns for MNB Bancshares, The Nasdaq Stock Market (U.S. Companies) and the Nasdaq Bank Stocks Index. The graph assumes that $100 was invested in our common stock and in each index on December 31, 1994. This graph was prepared, at our request, by Research Data Group, Inc., San Francisco, California.

                COMPARISON OF CUMULATIVE TOTAL RETURN*
              ASSUMES $100 INVESTED ON DECEMBER 31, 1994

                           [To be inserted]



 ---------------------------------------------------------------------

                        12/31/95 12/31/96 12/31/97 12/31/98 12/31/99 12/31/00
 ---------------------------------------------------------------------

  MNB   Bancshares, Inc.  $100      $       $         $       $        $
  Nasdaq  Market  -  U.S. $100      $       $         $       $        $
  Nasdaq Bank Stock       $100      $       $         $       $        $

 ---------------------------------------------------------------------



           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

      The following table sets forth certain information regarding our common stock beneficially owned on March 15, 2001 with respect to all persons known to us to be the beneficial owner of more than five percent of our common stock, each director and nominee, each executive officer named in the summary compensation table above and all directors and executive officers of as a group.


Name of Individual and        Amount and Nature       Percent
Number  of  Persons  in            of                 of Class
Group                         Beneficial
                              Ownership(1)
-----------------------       -----------------       --------
5% Stockholders
First Manhattan Co.                   102,643(2)       6.56%
437 Madison Avenue
New York, New York 10022

MNB Bancshares, Inc.                  112,703(3)       7.21%
Employee Stock Ownership Plan
800 Poyntz Avenue
Manhattan, Kansas 66505

Jack Goldstein                        107,339(4)       6.86%
555 Poyntz Avenue
Manhattan, Kansas 66502

Patrick L. Alexander                  123,688(5)       7.88%
2801 Brad Lane
Manhattan, Kansas 66502

Rolla Goodyear                        127,653(6)       8.16%
4009 Saltburn Drive
Plano, Texas 75093

Susan E. Roepke                       119,712(7)       7.65%
PMB 351 1228 Westloop
Manhattan, Kansas 66502-2840

Other Directors
Brent A. Bowman                         5,744            *
Joseph L. Downey                       14,693(8)         *
Charles D. Green                       31,072(9)       1.98%
Vernon C. Larson                       10,491(10)        *
Jerry R. Pettle                        17,002(11)      1.09%
Donald J. Wissman                       5,371(12)        *
All directors and executive officers  413,749(13)     25.78%
  as a group (12 persons)
____________________________________
*Less than 1%

(1) The information contained in this column is based upon information furnished to us by the persons named above and the members of the designated group. The nature of beneficial ownership for shares shown in this column is sole voting and investment power, except as set forth in the footnotes below. Inclusion of shares in this table shall not be deemed to be an admission of beneficial ownership of such shares. Amounts shown include shares issued pursuant to a stock dividend paid by us in August, 2000. Amounts shown reflect the 2 for 1 stock split effected in February, 1998.

(2) Pursuant to an Amendment dated February 7, 2001, to a Schedule 13G/A filed by First Manhattan Co.

(3) Includes 90,780 shares which have been allocated to participants' accounts under our employee stock ownership plan.

(4)      Pursuant to a Schedule 13D dated August 31, 2000.

(5) Includes 5,211 shares held in an individual retirement account of which the power to vote such shares is shared with the individual retirement account administrator and 46,004 shares over which voting and investment power is shared with his spouse.

(6) Includes 2,462 shares held by Mr. Goodyear's spouse, over which shares Mr. Goodyear has no voting or investment power.

(7) Ms. Roepke is a retired vice president and the chief financial officer of MNB Bancshares. She currently is a member of the board of directors. This includes 22,681 shares held in an individual retirement account, of which the power to vote such shares is shared with the individual retirement account administrator, 3,504 shares held in her spouse's individual retirement account and over which Ms. Roepke has shared voting and investment power, 49,063 shares held in a living trust of which Ms. Roepke is a co-trustee and over which Ms. Roepke has shared voting and investment power and 31,832 shares held in her spouse's living trust and over which Ms. Roepke has shared voting and investment power.

(8) Represents 14,693 shares held jointly with his spouse and over which Mr. Downey has shared voting and investment power.

(9) Includes 2,934 shares presently obtainable through the exercise of options granted under our stock option plan, over which shares Mr. Green has no voting and sole investment power.

(10) Represents 10,491 shares held jointly with his spouse and over which Mr. Larson has shared voting and investment power.

(11) Includes 7,031 shares held in Dental Associates Profit Sharing Plan and over which Mr. Pettle has full voting and investment power.

(12) Includes 1,689 shares held by his spouse and over which Mr. Wissman has shared voting and investment power.

(13) Includes an aggregate of 41,015 shares presently obtainable through the exercise of options granted under our stock option plan.

         Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers, directors and persons who own more than 10% of our common stock file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the exchange on which our shares of common stock are traded. These persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of these forms, we are not aware that any of our directors, executive officers or 10% stockholders failed to comply with the filing requirements of Section 16(a) during 2000.

                                   TRANSACTIONS WITH MANAGEMENT

         Our directors and officers and their associates were customers of and had transactions with MNB Bancshares and Security National Bank during 2000. Additional transactions are expected to take place in the future. All out-standing loans, commitments to loan, and certificates of deposit and depository relationships, in the opinion of management, were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features.

                                 AUDIT COMMITTEE REPORT

         The incorporation by reference of this proxy statement into any document filed with the Securities and Exchange Commission by MNB Bancshares shall not be deemed to include the following report unless the report is specifically stated to be incorporated by reference into such document.

         The audit committee assists the board in carrying out its oversight responsibilities for our financial reporting process, audit process and internal controls. The audit committee also reviews the audited financial statements and recommends to the board that they be included in our annual report on Form 10-K. The committee is comprised solely of independent directors.

         The audit committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2000 with our management and KPMG LLP, our independent auditors. The committee has also discussed with KPMG LLP the matters required to be discussed by SAS 61 (Codification for Statements on Auditing Standards) as well as having received and discussed the written disclosures and the letter from KPMG LLP required by Independence Standards Board Statement No. 1 (Independence Discussions with Audit Committees).
Based on the review and discussions with management and KPMG LLP, the committee has recommended to the board that the audited financial statements be included in our annual report on Form 10-K for the fiscal year ended December 31, 2000 for filing with the Securities and Exchange Commission.

                           Jerry R. Pettle, Chairman
                                Brent A. Bowman
                               William F. Caton
                               Vernon C. Larson
                               Donald J. Wissman


                       INDEPENDENT PUBLIC ACCOUNTANTS

         Stockholders will be asked to approve the appointment of KPMG LLP as our independent public accountants for the year ending December 31, 2001.
A proposal will be presented at the annual meeting to ratify the appointment of KPMG LLP. If the appointment of KPMG LLP is not ratified, the matter of the appointment of independent public accountants will be considered by the board of directors. Representatives of KPMG LLP are expected to be present at the meeting and will be given the opportunity to make a statement if they desire to do so and will be available to respond to appropriate questions.

         We unanimously recommend that you vote FOR this appointment.

Audit Fees

         Our independent auditor during 2000 was KPMG LLP. The aggregate fees and expenses billed by KPMG LLP in connection with the audit of our annual financial statements as of and for the year ended December 31, 2000 and for the required review of our financial information included in our Form 10-Q filings for the year 2000 was $45,500.

Financial Information Systems Design and Implementation Fees

         There were no fees incurred for these services for the year 2000.

All Other Fees

         The aggregate fees and expenses billed by KPMG LLP for all other services rendered to us for 2000 was $18,555.

         The audit committee, after consideration of the matter, does not believe that the rendering of these services by KPMG LLP to be incompatible with maintaining its independence as the our principal accountant.

                        SUBMISSION OF STOCKHOLDER PROPOSALS

         Any proposal which a stockholder wishes to have included in our proxy materials relating to the next annual meeting of stockholders, which is scheduled to be held in May 2002, must be received at our principal executive offices located at 800 Poyntz Avenue, Manhattan, Kansas 66505, Attention: Mr. Patrick L. Alexander, President, no later than December 21, 2001, and must otherwise comply with the notice and other provisions of our bylaws.

                                    GENERAL

         Your proxy is solicited by the board of directors and we will bear the cost of solicitation of proxies. In addition to the solicitation of proxies by use of the mails, officers, directors and regular employees of MNB Bancshares or Security National Bank, acting on our behalf, may solicit proxies by telephone, telegraph or personal interview. We will, at our expense, upon the receipt of a request from brokers and other custodians, nominees and fiduciaries, forward proxy soliciting material to the beneficial owners of shares held of record by individuals.


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

                            REPORT ON FORM 10-K

WE WILL FURNISH WITHOUT CHARGE TO EACH PERSON REPRESENTING THAT HE OR SHE WAS A BENEFICIAL OWNER OF OUR COMMON STOCK AS OF THE RECORD DATE FOR THE MEETING, UPON WRITTEN REQUEST, A COPY OF OUR ANNUAL REPORT ON FORM 10-K. SUCH WRITTEN REQUEST SHOULD BE SENT TO MR. PATRICK L. ALEXANDER, MNB BANCSHARES, INC., P.O. BOX 308, MANHATTAN, KANSAS 66502. OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION ARE ALSO AVAILABLE VIA THE INTERNET AT "WWW.SEC.GOV".

                                 By order of the Board of Directors



                                 Patrick L. Alexander
                                 President and Chief
                                 Executive Officer

Manhattan, Kansas
April 20, 2001

                           ALL STOCKHOLDERS ARE URGED TO SIGN
                             AND MAIL THEIR PROXIES PROMPTLY





                                                         EXHIBIT A


                     Charter of the Audit Committee of the Board of Directors


I. Audit Committee Purpose
     The Audit Committee is appointed by the Board of Directors to assist the Board in fulfilling its oversight responsibilities. The Audit Committee's primary duties and responsibilities are to:
     o Monitor the integrity of the Company's financial reporting process and systems of internal controls regarding finance, accounting, and legal compliance.
     o Monitor the independence and performance of the Company's independent auditors and internal auditing department.
     o Provide an avenue of communication among the independent auditors, management, the internal auditing department, and the Board of Directors.

The Audit Committee has the authority to conduct any investigation appropriate to fulfilling its responsibilities, and it has direct access to the independent auditors as well as anyone in the organization. The Audit Committee has the ability to retain, at the Company's expense, special legal, accounting, or other consultants or experts it deems necessary in the performance of its duties.

II. Audit Committee Composition and Meetings

     Audit Committee members shall meet the requirements of the National associ-ation of Securities Dealers (NASD). The Audit Committee shall be comprised of three or more directors as determined by the Board, each of whom shall be independent nonexecutive directors, free from any relationship that would interfere with the exercise of his or her independent judgment. All members of the Committee shall have a basic understanding of finance and accounting and be able to read and understand fundamental financial statements, and at least one member of the Committee shall have accounting or related financial management expertise.

     Audit Committee members shall be appointed by the Board on recommendation of the Board. If an audit committee Chair is not designated or present, the members of the Committee may designate a Chair by majority vote of the Committee membership. The Committee shall meet at least four times annually, or more frequently as circumstances dictate. The Audit Committee Chair shall prepare and/or approve an agenda in advance of each meeting. The Committee should meet privately in executive session at each Committee meeting and at least annually with management, the director of the internal auditing department, the independent auditors, and as a committee to discuss any matters that the Committee or each of these groups believe should be discussed. The Committee may ask members of management or others to attend meetings and provide pertinent information as necessary.
     In addition, the Committee, or at least its Chair, should communicate with management and the independent auditors quarterly to review the Company's financial statements and significant findings based upon the auditors limited review procedures.

III. Audit Committee Responsibilities and Duties

     Review Procedures

       1. Review and reassess the adequacy of this Charter at least annually. Submit the charter to the Board of Directors for approval and have the document published at least every three years in accordance with SEC regulations.
       2. Review the Company's annual audited financial statements prior to filing or distribution. Review should include discussion with management and independent auditors of significant issues regarding accounting principles, practices, and judgments.
       3. In consultation with the management, the independent auditors, and the internal auditors, consider the integrity of the Company's financial reporting processes and controls. Discuss significant financial risk exposures and the steps management has taken to monitor, control, and report such exposures. Review significant findings prepared by the independent auditors and the internal auditing department together with management's responses.
      4. Consider reviewing with financial management and the independent auditors the company's quarterly financial results prior to the release of earnings and/or the company's quarterly financial statements prior to filing or distribution. Discuss any significant changes to the Company's accounting principles and any items required to be communicated by the independent auditors in accordance with SAS 61 (see item 9). The Chair of the Committee may represent the entire Audit Committee for purposes of this review.

     Independent Auditors

         5. The independent auditors are ultimately accountable to the Audit Committee and the Board of Directors. The Audit Committee shall review the independence and performance of the auditors and annually recommend to the Board of Directors the appointment of the independent auditors or approve any discharge of auditors when circumstances warrant.
         6. Approve the fees and other significant compensation to be paid to the independent auditors.
         7. On an annual basis, the Committee should review and discuss with the independent auditors all significant relationships they have with the Company that could impair the auditors' independence.
         8. Review the independent auditors audit plan and engagement letter - discuss scope, staffing, locations, reliance upon management, and internal audit and general audit approach.
         9. Prior to releasing the year-end earnings, discuss the results of the audit with the independent auditors. Discuss certain matters required to be communicated to audit committees in accordance with AICPA SAS 61.
         10. Consider the independent auditors' judgments about the quality and appropriateness of the Company's accounting principles as applied in its financial reporting.

     Internal Audit Department and Legal Compliance

         11. Review the budget, plan, changes in plan, activities, organiza-tional structure, and qualifications of the internal audit department, as needed. The internal audit department shall be responsible to senior management, but have a direct reporting responsibility to the Board of Directors through the Committee. Changes in the senior internal auditor shall be subject to committee approval.
         12. Review the appointment, performance, and replacement of the senior internal auditor.
         13. Review significant reports prepared by the internal audit department together with management's response and follow-up to these reports.
         14. On at least an annual basis, review with the Company's counsel, any legal matters that could have a significant impact on the organization's financial statements, the Company's compliance with applicable laws and regulations, and inquiries received from regulators or governmental agencies. Review all reports concerning any significant fraud or regulatory noncompliance that occurs at the Company. This review should include consideration of the internal controls that should be strengthened to reduce the risk of a similar event in the future.

     Other Audit Committee Responsibilities

         15. Annually prepare a report to shareholders as required by the Securities and Exchange Commission. The report should be included in the Company's annual proxy statement.
         16. Perform any other activities consistent with this Charter, the Company's by-laws, and governing law, as the Committee or the Board deems necessary or appropriate.
         17. Maintain minutes of meetings and periodically report to the Board of Directors on significant results of the foregoing activities.




              PROXY FOR COMMON SHARES ON BEHALF OF BOARD OF DIRECTORS
                 FOR THE ANNUAL MEETING OF THE STOCKHOLDERS OF
                 MNB BANCSHARES, INC. TO BE HELD MAY 23, 2001

       The undersigned hereby appoints Patrick L. Alexander and Brent A. Bowman, or either of them acting in the absence of the other, with power of substitu-tion, attorneys and proxies, for and in the name and place of the undersigned, to vote the number of shares of common stock that the undersigned would be entitled to vote if then personally present at the annual meeting of the stockholders of MNB Bancshares, Inc., to be held at the Kansas State University Student Union, 17th and Anderson Avenue, Manhattan, Kansas 66506, on Wednesday, May 23, 2001, at 2:00 p.m., local time, or any adjournments or postponements of the meeting, upon the matters set forth in the notice of annual meeting and proxy statement, receipt of which is hereby acknowledged, as follows:


1.       ELECTION OF DIRECTORS:

         FOR all nominees listed below          WITHHOLD AUTHORITY
         (except as marked to the contrary      to vote for all nominees listed
         below)                                 below


Class III (term expires 2004):  Brent A. Bowman, Charles D. Green and
                                Vernon C. Larson

(INSTRUCTIONS: TO WITHHOLD AUTHORITY TO VOTE FOR ANY INDIVIDUAL NOMINEE, STRIKE A LINE THROUGH THE NOMINEE'S NAME IN THE LIST ABOVE.)

2. APPROVE THE APPOINTMENT OF KPMG LLP AS OUR INDEPENDENT PUBLIC ACCOUNTANTS FOR THE YEAR ENDING DECEMBER 31, 2001:



         For                       Against                    Abstain

3. In accordance with their discretion, upon all other matters that may properly come before the meeting and any adjournments or postponements of the meeting.

THIS PROXY WHEN PROPERLY EXECUTED WILL BE VOTED IN THE MANNER DIRECTED HEREIN BY THE UNDERSIGNED STOCKHOLDER. IF NO DIRECTION IS MADE, THIS PROXY WILL BE VOTED FOR THE NOMINEES LISTED UNDER PROPOSAL 1 AND FOR PROPOSAL 2.

                          Dated                              , 2001
                                ----------------------------

                          Signature(s) ____________________________

                                       ____________________________

NOTE: PLEASE DATE PROXY AND SIGN IT EXACTLY AS NAME OR NAMES APPEAR ABOVE. ALL JOINT OWNERS OF SHARES SHOULD SIGN. STATE FULL TITLE WHEN SIGNING AS EXECUTOR, ADMINISTRATOR, TRUSTEE, GUARDIAN, ETC. PLEASE RETURN SIGNED PROXY IN THE ENCLOSED ENVELOPE.