Form 10-Q
period 2001-03-31
MNB BANCSHARES INC
filed 2001-05-15
CIK 891284

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-Q


1			QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001

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



	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

	Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: As of May 9, 2001, the Registrant had outstanding
1,563,905 shares of its common stock, $.01 par value per share.




MNB BANCSHARES, INC.
Form 10-Q Quarterly Report

Table of Contents



PART I


			Page Number

Item 1.	Financial Statements and Related Notes	2 - 5
Item 2.	Management's Discussion and Analysis of
Financial
	  Condition and Results of Operations	6 - 12
Item 3.	Quantitative and Qualitative Disclosures about
	   Market Risk	12


PART II

Item 1.	Legal Proceedings	14
Item 2.	Changes in Securities	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of
	  Security Holders	14
Item 5.	Other Information	14
Item 6.	Exhibits and Reports on Form 8-K	14


Form 10-Q Signature Page	15
























MNB BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


				March 31,	December 31,
				2001		2000
ASSETS
 				(Unaudited)

  Cash and cash equivalents$     5,541,157 $        3,833,693



Investment securities:


  Held-to-maturity at
amortized cost			   907,023 	      914,309
  (estimated fair value of
$914,000 and $916,000 respectively)


  Available-for-sale at
estimated fair value		43,135,228 	   45,275,452
Loans, net			97,097,863 	   94,057,104
Premises and equipment, net	 2,237,599 	    2,253,729
Other assets			 6,561,400 	    6,562,566



     Total assets	     $ 155,480,270      $ 152,896,853



LIABILITIES AND
STOCKHOLDERS'
EQUITY


Liabilities:


  Deposits		     $ 132,101,025     $ 130,186,060
  Other borrowings 		 5,881,246         6,497,740
  Accrued expenses, taxes and
  other liabilities		 2,099,423         1,537,127
     Total liabilities         140,081,694       138,220,927



Stockholders' equity:


  Common stock, $.01 par,
  3,000,000 shares authorized,
  1,563,905 and 1,534,828
  shares issued and outstanding
  at 2001 and 2000, respectively       15,639         15,348
  Additional paid in capital        9,737,322      9,634,291
  Retained earnings                 5,111,615      4,931,576
  Accumulated other
comprehensive income                  648,804        214,581
  Unearned employee benefits         (114,804)      (119,870)
     Total stockholders' equity    15,398,576     14,675,926

     Total liabilities and
     stockholders' equity       $ 155,480,270   $ 152,896,853


See accompanying notes to condensed consolidated financial statements.



MNB BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)


                              For the Three Months
	                         Ended March 31,

    			 2001			2000
Interest income:
  Loans                  $ 2,159,988  $ 1,905,825
  Investment securities      638,977      607,929
  Other                       33,963       32,760
     Total interest income 2,832,928    2,546,514

Interest expense:

  Deposits                     1,470,997   1,148,036
  Borrowed funds                  08,708     223,562
     Total interest expense    1,579,705   1,371,598

     Net interest income       1,253,223   1,174,916

Provision for loan losses         25,000      15,000

     Net interest income after
     provision for loan losses 1,228,223   1,159,916

Noninterest income:
  Fees and service charges       266,958     213,806
  Gains on sale of loans       48,011 14,318
  Other                11,700               17,018
     Total noninterest income  326,668  245,142

Noninterest expense:
  Compensation and benefits  580,481  555,898
  Occupancy and equipment  183,003  161,719
  Amortization   66,605   55,558
  Data processing   35,990   35,061
  Other                  301,482               271,817
     Total noninterest expense 1,167,561   1,080,083

     Earnings before income taxes   387,330   324,975

Income tax expense     111,365          104,264

     Net earnings  $             275,965   $          220,711

Earnings per share:

      Basic   $                  0.18   $               0.15
      Diluted                    0.18   $               0.14

Dividends per share   $              0.0625   $            0.0595

See accompanying notes to condensed consolidated financial statements.


MNB BANCSHAES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                      For the Three Months
                                        Ended March 31,
                                           2001  2000

Net cash provided by
operating activities   $         331,602   $         986,095

INVESTING ACTIVITIES

  Net increase in loans   (2,723,388)   (1,135,009)
  Maturities and prepayments
  of investments held to maturity   7,292    102,970
  Maturities and prepayments
  of investments available for
  sale                        3,045,155     3,334,737
  Purchase of investments
  available for sale   (201,000)           (4,171,956)
  Improvements of real estate
   owned                   (1,022)   (8,659)
  Purchases of premises and
equipment, net             (62,108)   (70,328)
     Net cash provided by (used
     in) investing activities   64,929   (1,948,245)

FINANCING ACTIVITIES
  Net increase (decrease) in
  deposits   1,914,965                (1,444,566)
  Federal Home Loan Bank
  borrowings    20,725,000   27,510,000
  Federal Home Loan Bank
  repayments   (21,236,428)   (29,486,428)
  Proceeds (repayments) on
  note payable   (100,000)   (100,000)
  Purchase of treasury stock   -           (45,448)
  Issuance of common stock
  under stock option plan   103,332          3,142
  Payment of dividends      (95,926)        (90,582)
     Net cash provided by (used
     in) financing activities   1,310,933       (564,750)
  Net increase (decrease) in cash  1,707,464   (1,526,900)
  Cash at beginning of period   3,833,693       4,315,013
  Cash at end of  period   $    5,541,157    $   2,788,113

Supplemental disclosure of
cash flow information:

   Cash paid during period for
   interest     $            1,567,000     $             1,344,000
   Cash paid during period for
   taxes        $                    -     $                     -

Supplemental schedule of
noncash investing activities:

 Transfer of loans to real
 estate owned            $           50,000    $            98,000


See accompanying notes to condensed consolidated financial statements.


MNB BANCSHARES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.	Interim Financial Statements

	The condensed consolidated financial statements of MNB Bancshares, Inc. (the "Company") and subsidiaries have been prepared in accordance with the instructions to Form 10-Q. To the extent that information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are contained in or consistent with the consolidated audited financial statements incorporated by reference in the Company's Form 10-K for the year ended December 31,
2000, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The December 31, 2000 condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of that date. The results of the interim period ended March 31, 2001 are not necessarily indicative of the results expected for the year ending December 31, 2001.

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
1994.

	The shares used in the calculation of basic and diluted income per share, which have been restated for the annual 5% stock dividends are shown below:


                     For the quarters ended March 31,
                     2001                  2000
Weighted average common
shares outstanding (basic)   1,553,890   1,520,840
Stock options                   21,341      32,686
Weighted average common
shares (diluted)             1,575,231   1,553,526


3.	Comprehensive Income

	The Company's only component of other
comprehensive income is the unrealized holding gains and losses on available for sale securities.


                           For the three months
                            ended March 31,

                           2001              2000
Net income             $275,965          $220,711
Unrealized holding
gains (losses)         700,362           (116,670)
 Less reclassification
 adjustment for gain (loss)
 included on net income        -                -
      Net unrealized gain
      (losses) on securities  700,362      (116,670)
Income tax expense (benefit)   266,139    (44,335)
Total comprehensive income   $710,188   $148,376

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

We announced on April 19, 2001, an agreement to enter into a merger of equals with Landmark Bancshares, Inc. Landmark Bancshares is the holding company for Landmark Federal
Savings Bank based in Dodge City, Kansas. It had total assets of $223 million at March 31, 2001 with branches in Dodge City, Garden City, Great Bend, Hoisington and La
Crosse, Kansas and a loan production office in Overland
Park, Kansas. Pursuant to the agreement to merge, Landmark and MNB will merge into a newly-formed corporation, Landmark Merger Company, which at the closing of the merger will change its name to Landmark Bancshares, Inc. As a result of the merger, each issued and outstanding share of Landmark common stock will be converted into the right to receive 1.0 shares of the new company common stock and each issued and outstanding share of MNB common stock will be converted into the right to receive .523 shares of the new company common stock. At the closing of the merger, Landmark Federal
Savings Bank will merge with and into Security National
Bank which will change its name to Landmark National
Bank. After the merger, it is expected that the combined company's common stock will be traded on the Nasdaq
National Market System. We expect the closing date of this merger transaction to occur late in the third quarter or in the fourth quarter of this year, subject to stockholder and regulatory approvals.

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

	Net earnings for the first three months of 2001 increased $55,000, or 25%, to $276,000 as compared to the first three months of 2000. Net interest income increased $78,000, or 7%, from $1.2 million, to $1.3 million. This improvement in net earnings and net interest income was generally attributable to growth in the commercial, commercial real estate and retail loan portfolios resulting in an increase of approximately $8.6 million in net loans outstanding from March 31, 2000. Noninterest income increased $82,000, or 33%, from $245,000 to $327,000, as new fee and service charge initiatives resulted in a $53,000 increase and gains on sale of loans increased $34,000 compared to the prior year. Noninterest expense increased $87,000 or 8%, relating primarily to operating expenses associated with our Wamego and Osage City branch acquisitions during July 2000.

	The first three months of 2001 resulted in diluted earnings per share of $0.18 compared to $0.14 for the same period in 2000. Return on average assets was 0.73% for the period compared to

MNB BANCSHARES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)


0.62% for the same period in 2000. Return on average stockholders' equity was 7.56% for the period compared to 6.67% for the same period in 2000. Return on average tangible equity capital for the period equaled 9.35% compared to 8.05% for the same period in 2000.

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

	Cash Earnings. In addition to the traditional measurement of net income, we also calculate cash earnings which exclude the after-tax effect of purchase accounting adjustments and the effect such expenses had on net earnings. We believe the reporting of cash earnings along with accounting principles generally accepted in the United States of America earnings provides further insight into our operating performance. Cash earnings per share, cash return on average assets and cash return on average equity capital are detailed as follows:


                           For the three months ended March 31, 2001
                                                  Other
                           Reported  Goodwill     Intangibles  Cash
                           Earnings  Amortization Amortization Earnings

Earnings before income tax   $  387,330   43,015   23,590   453,935
Income tax expense              111,365       -     9,053   120,418
Net earnings                 $  275,965   43,015   14,537   333,517

Diluted earnings per share   $     0.18                 $      0.21
Return on average assets (1)       0.73%                       0.88%
Return on average equity (1)       7.56%                       9.14%
Return on average tangible equity (1)  9.35%                  11.30%
(1) The ratio has been annualized and is not necessarily indicative of the results for the entire year.

Summary of Results. Our net income for the quarter ended March 31, 2001, was $276,000, an increase of $55,000 over the same period for 2000. The primary reason for the 25% increase in net income was our continued earning asset growth resulting in an increase of net interest income. The following table summarizes net income and key performance measures for the two periods presented.

MNB BANCSHARES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)

For the three months ended March 31,

        2001   2000
Net Income  $275,965  $220,711
Basic earnings per share  $.18  $.15
Diluted earnings per share  $.18  $.14

Earnings ratios:
Return on average assets (1) .73%  .62%
Return on average equity (1)  7.56%  6.67%
Average equity to average assets  9.67%  9.30%
Dividend payout ratio  34.72%  42.5%
Efficiency ratio  68.28%  70.97%
Net interest margin (1)  3.56%  3.49%
(1) The ratio has been annualized and is not necessarily indicative of the results for the entire year.

Interest Income.  Interest income increased
$286,000, or 11%, to $2.8 million from $2.5 million in the first three months of 2000. This increase was primarily related to the strong growth in the loan portfolio, along with increased yields on our investment portfolio. Average loans for the first three months of 2001 were $96.3 million, compared to $88.6 million for the first three months of 2000.

	Interest Expense. As compared to the same period a year earlier, interest expense during the first three months of 2001 increased by $208,000, or 15%. Interest expense on deposits increased $323,000, or 28% while interest expense on borrowings, consisting of advances from the Federal
Home Loan Bank of Topeka and funds borrowed for acquisitions, decreased $115,000, or 51% during this time period. This increase in interest expense resulted from an increase in deposits, offset partially by reduced borrowings from the Federal Home Loan Bank and principal repayments on our note payable. Most of the increase in deposits resulted from the July 2000 branch acquisitions.

	Net Interest Income. Net interest income for the first quarter of 2001 totaled $1.3 million, a 7% increase as compared to $1.2 million from the comparable period in 2000. The improvement was reflective of our overall growth. Average earning assets during the first quarter of 2001 totaled $142.8 million, versus $135.3 million during the same quarter of 2000. Net interest margin on earning assets was 3.56% for the 2001 quarter, up from 3.49% in the first quarter of 2000. The increase in net interest margin reflected the continued growth in non-residential mortgage loans and the repositioning of our investment portfolio during 2000. The increase was offset partically by a reduction of 1.50% in the prime rate during the first quarter, which followed Federal Reserve Board rate reductions. Our balance of variable rate loans which will reprice immediately exceeds our ability to immediately reduce liability costs in a similar fashion. However, our balance sheet is liability sensitive on a 1 year horizon and therefore, we anticipate that a couple of months following market interest rate reductions, our liability repricing should exceed corresponding reductions in our asset yields.

MNB BANCSHARES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)


Provision for Loan Losses. The provision for loan losses for the first quarter of 2001 was $25,000, compared to a provision of $15,000 during the first quarter of 2000.
While the loan portfolio quality remains strong, management's review of the portfolio, coupled with the increase in loans during the past two years has prompted an increased provision. At March 31, 2001 and December 31,
2000, the allowance for loan losses was $1.3 million, or 1.3% of gross loans outstanding.

	Noninterest Income. Noninterest income increased $82,000, or 33%, for the first three months of 2001 to $327,000 compared to the same period in 2000. Fees and service charges increased from $214,000 to $267,000, of which approximately $59,000 was attributable to an increase in overdraft fee income. Also contributing to this increase was an improvement of 235% in gains on sale of loans from $14,000 to $48,000, as residential mortgage financing activity increased due to the decline in home mortgage rates over the past six months. Higher mortgage refinancing activity is expected to continue as long as interest rates remain favorable for mortgage originations.

March 31
Noninterest income:
     2001  2000
Fees and service charges  $266,957  $213,806
Gains on sales of loans  48,011  14,318
Other       11,700       17,018
Total noninterest income  $326,668  $245,142


	Noninterest Expense. Noninterest expense increased $87,000, or 8%, to $1.2 million for the first three months of 2001 over the same period in 2000, resulting from increased expenses for compensation and benefits, amortization and occupancy and equipment. These increased expense categories, related primarily to operating expenses associated with our Wamego and Osage City branch acquisitions during July 2000.

	Asset Quality and Distribution. Total assets increased to $155.5 million at March 31, 2001 compared to $152.9 million at December 31, 2000. Our primary ongoing sources of funds are deposits, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition, and the restructuring of the financial services industry.

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



MNB BANCSHARES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)


	Management believes that the quality of the loan portfolio continues to be strong as evidenced by the small number and amount of loans past due one month or more. As of March 31, 2001, twenty real estate loans were more than one month past due with a total balance of $870,000, which was 0.9% of total loans outstanding. Nine of these loans, totaling $326,000, were on non-accrual status as of March
31, 2001. With the exception of guaranteed student loans, twenty-six consumer loans totaling $283,000, or 0.3%, were over one month past due as of March 31, 2001 and five of these loans with a combined balance of $57,000 were on non-accrual. Additionally, eight commercial loans totaling $448,000 were over one month past due.

	Along with the other financial institutions, management shares a concern for the possible continued softening of the economy in 2001. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision.

	During the three months ended March 31, 2001, net loans, excluding loans held for sale, increased $2.7 million.
This was funded primarily by maturities of investment securities totalling $3.1 million, along with deposit growth.

	Liability Distribution. At March 31, 2001, total deposits increased $1.9 million from December 31, 2000, while borrowings decreased $616,000.

	The deposit base has remained relatively consistent since year end 2000. Noninterest bearing demand accounts at the end of the first quarter of 2001 totaled $10.6 million, or 8% of deposits, compared to approximately $10.7 million or 8%, at December 31, 2000. Certificates of deposit decreased to $62.7 million at March 31, 2001 from $63.1 million, or 1% from December 31, 2000. Money market and NOW accounts increased 15% from December 31, 2000 to $46.7 million from $44.4 million, and were 35% of total deposits, while savings accounts increased from $12.0 million to $12.1 million.

	Certificates of deposit at March 31, 2001, which were scheduled to mature in one year or less, totaled $52.8 million. Historically, maturing deposits have generally remained with our bank and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity.

	Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available for sale. The level of these assets are dependent on the operating, financing, lending and investing activities during any given period. At March 31, 2001, and December 31, 2000 respectively, these liquid assets totaled $48.7 million and $49.1 million. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we increase our liquid assets by investing in short-term U. S. Government and agency securities.

	 Liquidity management is both a daily and long-term function of the management strategy. Excess funds are generally invested in short-term investments. In the event funds are required beyond the ability to generate them internally, additional funds are generally available through the use of
MNB BANCSHARES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)


Federal Home Loan Bank advances, a line of credit with the Federal Home Loan Bank or through sales of securities. At
March 31, 2001, we had outstanding Federal Home Loan
Bank advances of $5.1 million and had no borrowings outstanding on our line of credit with the Federal Home
Loan Bank. At March 31, 2001, our total borrowings capacity with the Federal Home Loan Bank was $23.5 million. Additionally, we have guaranteed a loan made to our Employee Stock Ownership Plan with an outstanding balance of $115,000 at March 31, 2001, to fund the plan's purchase of shares in our common stock offering in 1993.
Our total borrowings were $5.9 million at March 31, 2001, which included $645,000 borrowed for the acquisition of Freedom Bancshares.

	At March 31, 2001, we had outstanding loan commitments of $17.7 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of letters of credit, unfunded lines of credit and commitments to finance real estate loans.

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

	At March 31, 2001, we continued to maintain a sound leverage ratio of 7.8% and a total risk based capital ratio of 13.1%. As shown by the following table, our capital exceeded the minimum capital requirements at March 31, 2001 (dollars in thousands):



		Actual	Actual Required	Required
		Amount	Percent	Percent	Amount

Leverage	$11,969	 7.8%	4.0%	6,221
Tier 1 Capital	$11,969	11.9%	4.0%	4,039
Total Capital	$13,231	13.1%	8.0%	8,077

	Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements. The above ratios are well in excess of regulatory minimums and should allow us to operate without capital adequacy concerns. The Federal Deposit
Insurance Corporation Improvement Act of 1991 establishes a bank rating system based on the capital levels of banks. As of March 31, we are rated "well capitalized", which is the highest rating available under this capital-based rating system.

	Recent Accounting Developments. The Financial
Accounting Standards Board issued Statements of Financial
Accounting Standards ("SFAS") No. 133, "Accounting for
Derivative Instruments and Hedging Activities," in June 1998.
SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement, as amended by SFAS
No. 138, is effective for all

MNB BANCSHARES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (Continued)


fiscal quarters beginning after December 15, 2000. The adoption of SFAS Nos. 133 and 138 did not have a material effect on our financial position or results of operations, and did not require additional capital resources.

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

	We have been successful in meeting the interest rate sensitivity objectives set forth in our policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at March 31, 2001 and forecasting volumes for the twelve-month projection. This position is then subjected to a shift in interest rates of 200 basis points rising and 200 basis points falling with an impact to our net interest income on a one year horizon as follows:

Scenario   $ change in net interest income  % of net interest income
200 basis point rising		($338,000)	(6.7%)
200 basis point falling		  396,000	 7.8%


We believe that no significant changes in our interest rate sensitivity position have occurred since March 31, 2001. We also believe we are appropriately positioned for future interest rate movements, although we may experience some fluctuations in net interest income due to short term timing differences between the repricing of assets and liabilities

	Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995. This quarterly report contains certain forward looking statements within the meaning of Section 27A of the Securities
Act of 1933, as amended and Section 21E of the Securities Exchange
Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiary include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area, our implementation of new technologies, our ability to develop and maintain secure and reliable electronic systems and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning us and our business, including additional factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission.



MNB BANCSHARES, INC. AND SUBSIDIARIES
PART II


ITEM 1.	LEGAL PROCEEDINGS.

	There are no material pending legal
proceedings to which the Company or its
subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.


ITEM 2.	CHANGES IN SECURITIES.

	None


ITEM 3.	DEFAULTS UPON SENIOR
SECURITIES.

	None


ITEM 4.	SUBMISSION OF MATTERS TO VOTE
OF SECURITY HOLDERS.

	None


ITEM 5.	OTHER INFORMATION.

	None


ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-
K.

	A.	Exhibits

		None

B.	Reports on Form 8-K

A report on Form 8-K was filed on
March 21, 2001, to report under Item
5 that the Company had issued a
press release announcing the
adoption of a stockholders' rights
plan.

A report on Form 8-K was filed on
April 19, 2001, to report under Item
5 that the Company had issued a
press release announcing a proposed
merger with Landmark Bancshares,
Inc.

A report on Form 8-K was filed on
April 25, 2001, to report under Item
5 that the Company had issued a
press release announcing  earnings
for the quarter ended March 31, 2001
and the declaration of a cash dividend
to stockholders.



SIGNATURES



	Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

						MNB
BANCSHARES, INC.



Date:  May 14, 2001
			_____________________________
			Patrick L. Alexander
			President and Chief Executive Officer



Date:  May 14, 2001
			_____________________________
			Mark A. Herpich
			Vice President, Secretary, Treasurer
				and Chief Financial Officer