Form 10-Q
period 2001-06-30
MNB BANCSHARES INC
filed 2001-08-14
CIK 891284

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-Q


1			QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001

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



	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

	Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: As of August 10, 2001, the Registrant had outstanding 1,563,905 shares of its common stock, $.01 par value per share.




MNB BANCSHARES, INC.
Form 10-Q Quarterly Report

Table of Contents



PART I


				Page Number

Item 1.	Financial Statements and Related Notes	         2 - 5
Item 2.	Management's Discussion and Analysis
        of Financial Condition and Results of Operations 6 - 15
Item 3.	Quantitative and Qualitative Disclosures
        about Market Risk	                         15


PART II

Item 1.	Legal Proceedings	                         17
Item 2.	Changes in Securities	                         17
Item 3.	Defaults Upon Senior Securities                  17
Item 4.	Submission of Matters to a Vote of
	  Security Holders	                         17
Item 5.	Other Information	                         18
Item 6.	Exhibits and Reports on Form 8-K	         18


Form 10-Q Signature Page	                         18


MNB BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE
SHEETS


						June 30,	December 31,
						2001		2000
ASSETS   					(Unaudited)

  Cash and cash equivalents 		$     6,285,007 	 $     3,833,693

Investment securities:
  Held-to-maturity at amortized cost		899,089 		 914,309
    (estimated fair value of $905,000
    and $916,000 respectively)
  Available-for-sale at estimated fair value 38,942,820   	      45,275,452
Loans, net      			    100,225,954 	      94,057,104
Premises and equipment, net	              2,176,184 	       2,253,729
Other assets			  	      6,319,878 	       6,562,566

     Total assets			  $ 154,848,932 	   $ 152,896,853

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits				  $ 130,661,252 	   $ 130,186,060
  Other borrowings		   	      6,223,367		       6,497,740
  Accrued expenses, taxes and other
     liabilities      			      2,325,576 	       1,537,127
     Total liabilities			    139,210,195 	     138,220,927

Stockholders' equity:
  Common stock, $.01 par, 3,000,000 shares authorized,
     1,563,905 and 1,534,828 shares issued and outstanding at
     2001 and 2000, respectively	         15,639 	          15,348
  Additional paid in capital		      9,737,322 	       9,634,291
  Retained earnings			      5,358,779 	       4,931,576
  Accumulated other comprehensive income        636,064 	         214,581
  Unearned employee benefits		       (109,067)	        (119,870)
     Total stockholders' equity		     15,638,737 	      14,675,926

     Total liabilities and
       stockholders' equity		  $ 154,848,932 	   $ 152,896,853


See accompanying notes to condensed consolidated financial statements.


MNB BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS
OF EARNINGS
(Unaudited)

						For the Three Months
       						Ended June 30,
						2001 			2000
Interest income:
  Loans				$          	2,158,951	$       1,987,388
  Investment securities				  596,573		  630,659
  Other                  			   36,862	           31,869
     Total interest income	  		2,792,386		2,649,916

Interest expense:
  Deposits					1,369,600		1,178,306
  Borrowed funds           			   97,996	          286,928
     Total interest expense			1,467,596		1,465,234

     Net interest income			1,324,790		1,184,682

Provision for loan losses	    		   39,500	           20,000

     Net interest income after
     provision for loan losses			1,285,290		1,164,682

Noninterest income:
  Fees and service charges			  294,935		  278,339
  Gains on sale of loans			   86,216		   25,472
  Gains (losses) on sale of investments			-		  (30,368)
  Gains on sale of foreclosed
    and repossessed assets			   18,958			-
  Other				   		   13,497	           11,863
     Total noninterest income			  413,606		  285,306

Noninterest expense:
  Compensation and benefits			  579,017		  545,004
  Occupancy and equipment			  177,448	 	  167,066
  Amortization					   64,509	   	   53,492
  Data processing				   40,086		   34,296
  Other						  339,105		  302,786
     Total noninterest expense			1,200,165		1,102,644

     Earnings before income taxes		  498,731		  347,344

Income tax expense				  153,823	          109,079

     Net earnings			$         344,908	$         238,265

Earnings per share:
                          Basic		$            0.22	$            0.16
                          Diluted	$            0.22	$            0.15

Dividends per share			$          0.0625	$          0.0595

See accompanying notes to condensed consolidated financial statements.


MNB BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS
OF EARNINGS
(Unaudited)


							For the Six Months
								Ended June 30,

							2001		2000
Interest income:
  Loans					$           4,318,939	$        3,893,213
  Investment securities			            1,235,550	         1,238,588
  Other			              		       70,825	            64,629
     Total interest income			    5,625,314		 5,196,430

Interest expense:
  Deposits				            2,840,597		 2,326,342
  Borrowed funds		         	      206,704	           510,490
     Total interest expense			    3,047,301		 2,836,832

     Net interest income			    2,578,013	         2,359,598

Provision for loan losses	              	       64,500	            35,000

     Net interest income after
     provision for loan losses			    2,513,513	         2,324,598

Noninterest income:
  Fees and service charges			      561,892		   492,145
  Gains on sale of loans			      134,227		    39,790
  Gains (losses) on sale of investments			    -		   (30,368)
  Gains on sale of foreclosed
    and repossessed assets			       17,213			-
  Other						       26,942               28,881
     Total noninterest income			      740,274		   530,448

Noninterest expense:
  Compensation and benefits			    1,159,498		 1,100,902
  Occupancy and equipment			      360,451		   328,785
  Amortization					      131,114	           109,080
  Data processing				       76,076		    69,357
  Other		                		      640,587	           574,603
     Total noninterest expense			    2,367,726		 2,182,727

     Earnings before income taxes		      886,061		   672,319

Income tax expense	           		      265,188	           213,343

     Net earnings			$             620,873	$          458,976

Earnings per share:
               Basic			$                0.40	$             0.30
               Diluted			$                0.39	$             0.30

Dividends per share			$               0.125	$            0.119

See accompanying notes to condensed consolidated financial statements.


MNB BANCSHAES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS
(Unaudited)


							For the Six Months
							Ended June 30,
							2001		2000

Net cash provided by operating activities	$       268,230	$       1,919,875

INVESTING ACTIVITIES
  Net increase in loans				     (5,224,129)       (6,252,114)
  Maturities and prepayments of
    investments held to maturity			 14,180		  387,416
  Maturities and prepayments of
    investments available for sale		      7,225,004	        7,498,412
  Proceeds from sale of investments
    available for sale					      -		2,280,547
  Purchase of investments available
    for sale					       (205,333)      (11,468,211)
  Purchases of premises and
    equipment, net					(72,326)         (148,080)
  Proceeds from sale of foreclosed
    assets						326,042	           27,190
  Improvements of real estate owned	  	         (1,628)	   (8,659)
     Net cash provided by (used in)
       investing activities	    	              2,061,810	       (7,683,499)

FINANCING ACTIVITIES
  Net increase in deposits				475,192		2,014,035
  Federal Home Loan Bank borrowings		     34,530,000        76,795,000
  Federal Home Loan Bank repayments		    (34,648,570)      (74,188,570)
  Proceeds (repayments) on note payable	               (145,000)	  105,000
  Purchase of treasury stock				      -	          (45,448)
  Issuance of common stock under stock option plan	103,322		    3,142
  Payment of dividends		            	       (193,670)	 (180,833)
     Net cash used in financing activities	        121,274	        4,502,326
  Net increase (decrease) in cash and cash
     equivalents				      2,451,314	       (1,261,298)
  Cash and cash equivalents at beginning of period 3,833,693         4,315,013
  Cash and cash equivalents at end of period	$     6,285,007	$       3,053,715

Supplemental disclosure of cash flow information:
   Cash paid during period for interest		$     3,025,000	$       2,733,000
   Cash paid during period for taxes	$               250,000	$         167,000

Supplemental schedule of noncash investing activities:
   Transfer of loans to real estate owned	$        75,000	$         199,000

See accompanying notes to condensed consolidated financial statements.


MNB BANCSHARES, INC. AND
SUBSIDIARIES
Notes to Condensed Consolidated Financial
Statements

1.	Interim Financial Statements

	The condensed consolidated financial
statements of MNB Bancshares, Inc. (the
"Company") and subsidiaries have been prepared in accordance with the instructions to Form 10-Q. To the extent that information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are contained in or consistent with the consolidated audited financial statements incorporated by reference in the Company's Form
10-K for the year ended December 31, 2000, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The
December 31, 2000 condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of that date. The results of the interim periods ended June 30, 2001 are not necessarily indicative of the results expected for the year ending December 31, 2001.

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

	The shares used in the calculation of basic and diluted income per share are shown below:


			For the six months		For the three months
			ended June 30,			ended June 30,
			2001		2000		2001		2000
Weighted average common
    shares outstanding	1,558,925	1,517,690	1,563,905	1,516,115
Stock options		   17,118	   32,422	   13,699	   32,151
Total		        1,576,043	1,550,112	1,577,604	1,548,266

3.	Comprehensive Income

	The Company's only component of other
comprehensive income is the unrealized holding gains and losses on available for sale securities.


					For the six months 		For the three months
					ended June 30,			ended June 30,
					2001		2000		2001		2000
Net earnings			$  	620,873		458,976		344,908		238,265
Unrealized holding gains (losses)	679,813		(37,182)	(20,549)	109,856
 Less - reclassification adjustment for
     loss included in net earnings	      -		(30,368)	      -		(30,368)
         Net unrealized gains (losses) 	679,813		 (6,814)	(20,549)	140,224
Income tax expense (benefit)		258,330		 (2,589)	 (7,809)	 41,745
Total comprehensive income	$     1,042,356		454,751		332,168		336,744

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

	We announced on April 19, 2001, an
agreement to enter into a merger of equals with Landmark Bancshares, Inc. Landmark Bancshares is the holding company for Landmark Federal Savings
Bank based in Dodge City, Kansas. It had total assets of $223 million at March 31, 2001 with branches in Dodge City, Garden City, Great Bend,
Hoisington and La Crosse, Kansas and a loan production office in Overland Park, Kansas.
Pursuant to the agreement to merge, Landmark and MNB will merge into a newly formed corporation, Landmark Merger Company, which at the closing of the merger will change its name to Landmark
Bancshares, Inc. As a result of the merger, each issued and outstanding share of Landmark common stock will be converted into the right to receive 1.0 share of the new company common stock and each issued and outstanding share of MNB common stock will be converted into the right to receive .523 shares of the new company common stock. At the closing of the merger, Landmark Federal Savings
Bank will merge with and into Security National
Bank, which will change its name to Landmark
National Bank. After the merger, it is expected that the combined company's common stock will be traded on the Nasdaq National Market System under the symbol "LARK". We expect the closing date of this merger transaction to occur late in the third quarter or in the fourth quarter of this year, subject to stockholder and regulatory approvals.

	For more information regarding this
transaction, please refer to our Form 8-K filings with the SEC filed on April 20, 2001 and May 24, 2001.
In addition, Landmark Merger Company has filed an amended proxy statement-prospectus with the SEC on July 23, 2001, a form of which we anticipate will be mailed to our stockholders at the end of August, 2001.

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

	Net earnings for the first six months of 2001 increased $162,000, or 35%, to $621,000 as compared to the first six months of 2000. Net interest income increased $218,000, or 9%, from $2.4 million, to $2.6 million. This improvement in net earnings and net interest income was generally attributable to continued growth in the commercial, commercial real estate and retail loan portfolios, reduced borrowing levels associated with the deposits from the July 2000 branch acquisitions and the decreasing interest rate environment, as illustrated by the Federal Reserve Board rate reductions of 2.50% during the first six months ended June 30, 2001. We have experienced an increase of approximately $6.8 million in net loans outstanding from June 30, 2000. Noninterest income increased
$210,000, or 40%, from $530,000 to $740,000, as
new fee and service charge initiatives resulted in a $70,000 increase and gains on sale of loans increased $94,000 compared to the prior year.
Noninterest expense increased $185,000 or 8%, relating primarily to operating expenses associated with our Wamego and Osage City branch acquisitions during July 2000.

	Net earnings for the second quarter of 2001 increased 45% to $345,000 in comparison to the same period in 2000. Net interest income increased from $1.2 million to $1.3 million, or 12%, during this period. Noninterest income increased 45% to $414,000 compared to $285,000 as a result of increased fees and service charges and gains on sale of loans. Noninterest expense increased $98,000, or 9%, relating primarily to operating expenses associated with our Wamego and Osage City branch acquisitions during July 2000.

	The first six months of 2001 resulted in diluted earnings per share of $0.39 compared to $0.30 for the same period in 2000. Return on average assets was 0.83% for the period compared to 0.64% for the same period in 2000. Return on average stockholders' equity was 8.28% for the first six months of 2001 compared to 6.93% for the same period in 2000. Return on average tangible equity capital for the period equaled 10.15% compared to 8.34% for the same period in 2000.

	The second quarter of 2001 resulted in
diluted earnings per share of $0.22 compared to $0.15 for the same period in 2000. Return on average assets was 0.92% for the period compared to 0.66% for the same period in 2000. Return on average stockholders' equity was 8.95% for the period compared to 7.19% for the same period in 2000. Return on average tangible equity capital for the period equaled 10.89% compared to 8.62% for the same period in 2000.

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

	Cash Earnings. In addition to the traditional measurement of net income, we also calculate cash earnings which exclude the after-tax effect of purchase accounting adjustments and the effect such expenses had on net earnings. We believe the reporting of cash earnings, along with net earnings presented in accordance with accounting principles generally accepted in the United States of America, provides further insight into our operating performance. Cash earnings per share, cash return on average assets and cash return on average equity capital are detailed as follows:

				For the six months ended June 30, 2001

								Other
				 Net		Goodwill	Intangibles	Cash
				 Earnings	Amortization	Amortization	Earnings

Earnings before income tax	 $  886,061	86,030		45,084		1,017,175
Income tax expense	   	    265,188	     -	        17,301	          282,489
Earnings			 $  620,873	86,030	        27,783	          734,686

Diluted earnings per share	 $     0.39				 	$    0.47
Return on average assets (1)	       0.83%					     0.98%
Return on average equity (1)	       8.28%				             9.79%
Return on average tangible equity (1) 10.15%					    12.01%



				For the three months ended June 30, 2001

								Other
				Net 		Goodwill	Intangibles	Cash
				Earnings	Amortization    Amortization	Earnings			Cash

Earnings before income tax	 $  498,731	43,015	        21,494		563,240
Income tax expense	            153,823	     -	         8,248	 	162,071
Earnings			 $  344,908	43,015	        13,246	  	401,169

Diluted earnings per share	 $     0.22					$  0.25
Return on average assets (1)	       0.92%					   1.07%
Return on average equity (1)	       8.95%				          10.41%
Return on average tangible equity (1) 10.89%					  12.67%

(1) The ratio has been annualized and is not necessarily indicative of the results for the entire year.

	Summary of Results. Our net income for the six months ended June 30, 2001, was $621,000, an increase of 35% over the same period in 2000. Our net income for the three months ended June 30, 2001, was $345,000, an increase of $107,000, or
45% over the same period for 2000. The primary reason for the 25% increase in net income was our continued earning asset growth and the declining interest rate environment resulting in an increase of net interest income. The following table summarizes net income and key performance measures for the periods presented.

				 For the six months 	 For the three months
				 ended June 30,		 ended June 30,
				 2001		2000	 2001		2000
Net Income			 620,873	458,976  $344,908	$238,265
Basic earnings per share	   $0.40	   0.30	     $.22	    $.16
Diluted earnings per share	   $0.39	   0.30	     $.22	    $.15
Earnings ratios:
  Return on average assets (1)	    0.83%	   0.64%     0.92%	    0.66%
Return on average equity (1)	    8.28%	   6.93%     8.95%	    7.19%
Average equity to average assets    9.98%	   9.25%    10.29%	    9.20%
Net interest margin (1)		    3.68%	   3.49%     3.81%	    3.47%

(1) The ratio has been annualized and is not necessarily indicative of the results for the entire year.

	Interest Income.  Interest income increased
$429,000, or 8%, to $5.6 million from $5.2 million in the first six months of 2000. This increase was primarily related to the strong growth in the loan portfolio, along with increased yields on our investment portfolio. Average loans for the first six months of 2001 were $97.3 million, compared to $89.4 million for the first six months of 2000.

	Interest income for the second quarter of 2001 increased by $142,000, or 5%, compared to the same period of 2000. Average loans for the second quarter of 2001 were $98.3 million, compared to average loans of $90.2 million for the second quarter of 2000.

	Interest Expense. As compared to the same period a year earlier, interest expense during the first six months of 2001 increased by $210,000, or 7%.
Interest expense on deposits increased $514,000, or 22%, while interest expense on borrowings, consisting of advances from the Federal Home Loan
Bank of Topeka and funds borrowed for
acquisitions, decreased $304,000, or 60% during this time period. This increase in interest expense resulted from an increase in deposits, offset partially by reduced borrowings from the Federal Home Loan
Bank and our note payable. Most of the increase in deposits resulted from the July, 2000 branch acquisitions.

	Interest expense for the second quarter of 2001 remained level at $1.5 million compared to the second quarter of 2000. Deposit interest expense increased $191,000, or 16%, to $1.4 million. This was the result of the increase in deposit balances offset by a decrease in interest rates and reduced
Federal Home Loan Bank borrowings.

	Net Interest Income. Net interest income for the first six months of 2001 totaled $2.6 million, a 9% increase as compared to $2.4 million from the comparable period in 2000. The improvement was reflective of our loan and deposit growth along with a declining interest rate environment. Average earning assets during the first six months of 2001 totaled $141.1 million, versus $136.0 million during the same period of 2000. Net interest margin on earning assets was 3.68% for the first six months of 2001, up from 3.49% in the first six months of 2000.
The increase in net interest margin reflected the continued growth in non-residential mortgage loans, the repositioning of our investment portfolio during 2000 and the impact of declining interest rates. The increase was offset partially due to a reduction of 2.50% in the prime rate during the first six months ended June 30, 2001, which followed
Federal Reserve Board rate reductions. Our balance of variable rate loans which will reprice immediately exceeds our ability to immediately reduce liability costs in a similar fashion. However, our balance sheet is liability sensitive on a nine month horizon and therefore, we anticipate that a couple of months following market interest rate reductions, our liability repricing should exceed corresponding reductions in our asset yields.

	Provision for Loan Losses. The provision for loan losses for the first six months of 2001 was $65,000, compared to a provision of $35,000 during the first six months of 2000. While the loan portfolio quality remains strong, our continuing review of the portfolio, coupled with the increase in loans during the past two years prompted the increased provision. At June 30, 2001, the allowance for loan losses was $1.2 million, or 1.2% of gross loans outstanding. At December 31, 2000, the allowance for loan losses was $1.3 million, or 1.3% of gross loans outstanding.

	Noninterest Income.  Noninterest income
increased $210,000, or 40%, for the first six months of 2001 to $740,000 compared to the same period in 2000. Fees and service charges increased from $492,000 to $562,000, of which approximately
$72,000 was attributable to an increase in overdraft fee income. Also contributing to this increase was an improvement of 237% in gains on sale of loans from $40,000 to $134,000, as residential mortgage financing activity increased due to the decline in home mortgage rates over the past nine months.
Higher mortgage refinancing activity is expected to continue as long as interest rates remain favorable for mortgage originations.


			   For the six months ended		For the three months ended
			   June 30				June 30
Noninterest income:	   2001	  		2000		2001		2000
 Fees and service charges  $561,892		$492,145       $294,935	       $278,339
 Gains on sales of loans    134,227		  39,790	 86,216	         25,472
 Other			     44,145		  (1,487)	 32,455	         18,505
Total noninterest income   $740,274		$530,448       $413,606        $285,306

	Noninterest income for the second quarter for 2001 increased 45% to $414,000, compared to $285,000 for the second quarter of 2000.
Contributing to this increase was an increase in fee and service charge income of $17,000 and an increase in gains on sale of loans of $61,000. The increase was further supplemented by the prior year
$30,000 loss of sale of investments.

	Noninterest Expense. Noninterest expense increased $185,000, or 8%, to $2.4 million for the first six months of 2001 over the same period in 2000, resulting from increased expenses for compensation and benefits, amortization and occupancy and equipment. These increased expense categories related primarily to operating expenses associated with our Wamego and Osage City branch acquisitions during July 2000. Noninterest expense for the second quarter of 2001 increased $98,000, or 9% as compared to the same period in 2000, with the reasons for the increase generally mirroring those of the six months periods.

	Asset Quality and Distribution. Total assets increased to $154.9 million at March 31, 2001 compared to $152.9 million at December 31, 2000.
Our primary ongoing sources of funds are deposits, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities.
While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition, and the restructuring of the financial services industry.

	Our primary investing activities are the origination of mortgage, consumer, and commercial loans and the purchase of investment and mortgage-backed securities. Generally, long term fixed rate residential mortgage loans are originated for immediate sale and we do not warehouse loans to speculate on interest rates.

	We believe that the quality of the loan
portfolio continues to be strong as evidenced by the small number and amount of loans past due one month or more. As of June 30, 2001, sixteen real estate loans were more than one month past due with a total balance of $753,000, which was 0.8% of total loans outstanding. Three of these loans, totaling $143,000, were on non-accrual status as of June 30, 2001. With the exception of guaranteed student loans, twenty-eight consumer loans totaling
$196,000, or 0.2% of total loans outstanding, were over one month past due as of June 30, 2001 and two of these loans with a combined balance of $13,000 were on non-accrual. Additionally, twelve commercial loans totaling $295,000, or 0.3% of total loans outstanding, were over one month past due. Five of these loans, totaling $96,000, were on non-accrual status as of June 30, 2001.

	Along with other financial institutions, management shares a concern for the possible continued softening of the economy in 2001.
Should the economic climate continue to
deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision.

	During the six months ended June 30, 2001, net loans, excluding loans held for sale, increased
$5.2 million. This was funded primarily by maturities of investment securities totaling $7.2 million.

	Liability Distribution. At June 30, 2001, total deposits increased $475,000 from December
31, 2000, while borrowings decreased $274,000.

	The deposit base has remained relatively consistent since year-end 2000. Noninterest bearing demand accounts at the end of the second quarter of 2001 totaled $8.4 million, or 6% of deposits, compared to approximately $10.7 million or 8%, at December 31, 2000. Certificates of deposit decreased to $60.3 million at June 30, 2001 from $63.1 million, or 4% from December 31, 2000.
Money market and NOW accounts increased 15% from December 31, 2000 to $51.1 million from $44.4 million, and were 39% of total deposits, while savings accounts decreased from $12.0 million to $10.8 million, or 10%.

	Certificates of deposit at June 30, 2001, which were scheduled to mature in one year or less, totaled $48.9 million. Historically, maturing deposits have generally remained with our bank and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity.

	Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available for sale. The level of these assets are dependent on the operating, financing, lending and investing activities during any given period. At June
30, 2001, and December 31, 2000 respectively, these liquid assets totaled $45.2 million and $49.1 million. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we increase our liquid assets by investing in short-term U. S. Government and agency securities.

	 Liquidity management is both a daily and long-term function of the management strategy.
Excess funds are generally invested in short-term investments. In the event funds are required beyond the ability to generate them internally, additional funds are generally available through the use of Federal Home Loan Bank advances, a line of credit with the Federal Home Loan Bank or through sales of securities. At June 30, 2001, we had outstanding
Federal Home Loan Bank advances of $5.5 million and had no borrowings outstanding on our line of credit with the Federal Home Loan Bank. At June
30, 2001, our total borrowing capacity with the Federal Home Loan Bank was $22.8 million.
Additionally, we guaranteed a loan made to our Employee Stock Ownership Plan with an outstanding balance of $109,000 at June 30, 2001, to fund the plan's purchase of shares in our common stock offering in 1993. Our total borrowings were $6.2 million at June 30, 2001, which included
$600,000 borrowed for the acquisition of Freedom
Bancshares.

	At June 30, 2001, we had outstanding loan commitments of $22.9 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of letters of credit, unfunded lines of credit and commitments to finance real estate loans.

	Capital.  The Federal Reserve Board has
established capital requirements for bank holding companies, which generally parallel the capital requirements for national banks under the Office of the Comptroller of the Currency regulations. The regulations provide that such standards will generally be applied on a consolidated (rather than a bank-only) basis in the case of a bank holding company with more than $150 million in total consolidated assets.

	At June 30, 2001, we continued to maintain a sound leverage ratio of 8.2% and a total risk based capital ratio of 12.5%. As shown by the following table, our capital exceeded the minimum capital requirements at June 30, 2001 (dollars in thousands):


	                 Actual 	Actual 		Required	Required
			 Amount		Percent		Percent		Amount

Leverage		 $12,286	 8.2%		4.0%		$ 6,004
Tier 1 Capital		 $12,286	11.4%		4.0%		$ 4,320
Total Risk Based Capital $13,516	12.5%	 	8.0%	 	$ 8,641

	Banks and bank holding companies are
generally expected to operate at or above the minimum capital requirements. The above ratios are well in excess of regulatory minimums and should allow us to operate without capital adequacy concerns.
The Federal Deposit Insurance Corporation
Improvement Act of 1991 establishes a bank rating system based on the capital levels of banks. As of June 30, 2001 we were rated "well capitalized", which is the highest rating available under this capital-based rating system.

	Recent Accounting Developments. The
Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting
Standards ("SFAS") No. 133, "Accounting for
Derivative Instruments and Hedging Activities," in
June 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.
This statement, as amended by SFAS No. 138, is effective for all fiscal quarters beginning after December 15, 2000. The adoption of SFAS Nos.
133 and 138 did not have a material effect on our financial position or results of operations, and did not require additional capital resources.

	In July 2001, the FASB issued Statement
No. 141, Business Combinations, and Statement
No. 142, Goodwill and Other intangible Assets.
Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations initiated after June
30, 2001 as well as all purchase method business combinations completed after June 30, 2001.
Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS
No. 121, Accounting for the Impairment of Long-
Lived Assets and for Long-Lived Assets To Be
Disposed Of.

	The Company is required to adopt the
provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and
Statement 142 effective January 1, 2002.
Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

	Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to confirm with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any transitional impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

	Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

	We have been successful in meeting the interest rate sensitivity objectives set forth in our policy.
Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at June 30, 2001 and forecasting volumes for the twelve-month projection. This position is then subjected to a shift in interest rates of 200 basis points rising and 200 basis points falling with an impact to our net interest income on a one-year horizon as follows:

	Scenario		$ change in net interest income	% of net interest income
	200 basis point rising	($255,000)			(4.8%)
	200 basis point falling   319,000			 6.0%

We believe that no significant changes in our interest rate sensitivity position have occurred since June 30, 2001. We also believe we are appropriately positioned for future interest rate movements, although we may experience some fluctuations in net interest income due to short term timing differences between the repricing of assets and liabilities

	Safe Harbor Statement Under the Private
Securities Litigation Reform Act of 1995. This quarterly report contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and we are including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations are generally identifiable by use of the words "believe,"
"expect," "intend," "anticipate," "estimate,"
"project" or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and the subsidiary include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal
Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area, our implementation of new technologies, our ability to develop and maintain secure and reliable electronic systems and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning us and our business, including additional factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission.


MNB BANCSHARES, INC. AND
SUBSIDIARIES
PART II


ITEM 1.	LEGAL PROCEEDINGS.

There are no material pending legal
proceedings to which the Company
or its subsidiaries is a party other
than ordinary routine litigation
incidental to their respective
businesses.


ITEM 2.	CHANGES IN SECURITIES.

		None


ITEM 3.	DEFAULTS UPON SENIOR
SECURITIES.

		None


ITEM 4.	SUBMISSION OF MATTERS TO
VOTE OF SECURITY HOLDERS.

On May 23, 2001, the annual meeting
of MNB Bancshares, Inc.
stockholders was held.  At the
meeting, Brent A. Bowman and
Vernon C. Larson were elected to
serve as Class III directors with
terms expiring in 2004.  Continuing
as Class I directors (term expires in
2002) are Patrick L. Alexander,
Joseph L. Downey and Jerry R.
Pettle and continuing as Class II
directors (term expires in 2003) are
Susan E. Roepke and Donald J.
Wissman.  The stockholders also
ratified the appointment of KPMG
LLP as MNB Bancshares, Inc.'s
independent public accountants for
the year ending December 31, 2001.

There were 1,563,905 issued and
outstanding shares of common stock
at the time of the annual meeting.
The voting on each item at the annual
meeting was as follows:



		  For		Withheld/			Broker
				Against		Abstain		Non-Votes
Brent A. Bowman	  1,087,247	64,472		      -		        -
Vernon C. Larson  1,088,366     63,353                -			-
KPMG LLP	  1,096,717     35,486           19,516                 -


ITEM 5.	OTHER INFORMATION.

		None


ITEM 6.	EXHIBITS AND REPORTS ON
FORM 8-K.

	A.	Exhibits

		None

B.	Reports on Form 8-K

A report on Form 8-K was
filed on July 24, 2001, to
report under Item 5 that the
Company had issued a press
release announcing  earnings
for the three and six months
ended June 30, 2001 and the
declaration of a cash dividend
to stockholders.



SIGNATURES



	Pursuant to the requirements of the
Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

				MNB BANCSHARES, INC.



Date: 	August 14, 2001
				/s/ Patrick L. Alexander
                                ___________________________
				Patrick L. Alexander
				President and Chief Executive Officer



Date:  August 14, 2001		/s/ Mark A. Herpich
                 		___________________________
				Mark A. Herpich
				Vice President, Secretary, Treasurer
				and Chief Financial Officer