Form 10-K/A
period 2000-12-31
MNB BANCSHARES INC
filed 2001-08-16
CIK 891284

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 21549

FORM 10-K/A
(Amendment No. 1)

1		        ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934
(NO FEE REQUIRED)
For fiscal year ended December 31, 2000
OR
0		TRANSITION REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934 (NO FEE
REQUIRED)
For transition period from 		 to

Commission File Number 0-21878

MNB BANCSHARES, INC.
(Exact name of Registrant as specified in its charter)

Delaware			48-1120026
(State or other jurisdiction	(I.R.S. Employer Identification Number)
 of incorporation or organization)

800 Poyntz Avenue, Manhattan, Kansas		66505
(Address of principal executive offices)	(Zip Code)

(785) 565-2000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:


Title of Each Class			Name of Each Exchange
					on which Registered
      None					None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
Preferred Share Purchase Rights
(Title of Classes)

	Indicate by check mark whether the Registrant (1)
has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No ___

	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this form 10-K. [X]

	The aggregate market value of voting common stock of Registrant held by non-affiliates as of August 13, 2001 was $8,222,322.* At August 13, 2001, the total number of shares of common stock outstanding was 1,563,905.

*	Based on the last reported price of actual
transactions in Registrant's common stock on August 13, 2001, and reports of beneficial ownership prepared by all directors, executive officers and beneficial owners of more than 5% of the outstanding shares of common stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of common stock of Registrant.

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

Amendment to Form 10-K

The Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2000 to amend and restate, in its entirety, the Independent Auditor's Report to disclose the city and state where it was issued. In addition, the Registrant has attached an updated consent of the independent auditor as exhibit 23.1.

The Independent Auditors' Report should read as follows:

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

Kansas City, Missouri
February 2, 2001




SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    MNB BANCSHARES, INC.
	(Registrant)

By:  /s/ Patrick L. Alexander    	Patrick L. Alexander
         President and Chief Executive Officer

By:  /s/ Mark A. Herpich		Mark A. Herpich
         Principal Financial and Accounting Officer

	Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE


/s/ Patrick L. Alexander  August 16, 2001  President, Chief Executive
    Patrick L. Alexander	Date	   Officer and Director

/s/ Brent A. Bowman	  August 16, 2001  Chairman of the Board
    Brent A. Bowman             Date

Joseph Downey				   Director

Vernon C. Larson			   Director

/s/ Jerry R. Pettle	  August 16, 2001  Director
    Jerry R. Pettle		Date

/s/ Susan E. Roepke	  August 16, 2001  Director
    Susan E. Roepke 		Date

/s/ Donald J. Wissman	  August 16, 2001  Director
    Donald J. Wissman		Date



Exhibit Index

Exhibit 23.1 		Consent of KPMG LLP


EXHIBIT 23.1

Independent Accountants' Consent

The Board of Directors
MNB Bancshares, Inc.:

We consent to incorporation by reference in the registration statement (No. 33-51710) on Form S-8 of MNB Bancshares,
Inc. of our report, dated February 2, 2001, relating to the consolidated balance sheets of MNB Bancshares, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000, which report appears in the December 31, 2000 Annual
Report on Form 10-K/A of MNB Bancshares, Inc.

/s/  KPMG LLP

Kansas City, Missouri
August 16, 2001